Form 10KSB
period 1996-06-30
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1996-09-30
CIK 1014957

                       SECURITES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------
                                  FORM 10-KSB

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (NO FEE REQUIRED)

                 FOR THE TRANSITION PERIOD FROM_______________ TO ______________

                          COMMISSION FILE NO. 1-11837

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
                 (Name of small business issuer in its charter)


            CALIFORNIA                                      95-2945353
            ----------                                      ----------
 (State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                              Number)

        3000 PACIFIC AVENUE                                    90806
        -------------------                                    -----
          LONG BEACH, CA                                     (Zip Code)
          --------------
(Address of principal executive offices)
                                                           (310) 981-2600
                                                           --------------
                                                     (Issuer's telephone number,
                                                        including area code)


Securities registered pursuant to Section 12 (b)                N/A
            of the Act:                                    --------------
               NONE                                      (Name of exchange on
                                                           which registered)

Securities registered pursuant to Section 12 (g)
            of the Act:
    COMMON STOCK, NO PAR VALUE
    --------------------------
       (Title of each class)

                      -------------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                   Yes  X     No
                                      ----      ----

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

    The issuer's revenues for the year ended June 30, 1996 were $15,251,000.

    As of September 25, 1996 there were 3,640,575 outstanding shares of Common
stock, no par value.   The aggregate market value of the voting stock of the
registrant held by non-affiliates of the registrant on September 25, 1996 based on the average bid and asked price on such date was $30,944,888.

    DOCUMENTS INCORPORATED BY REFERENCE:   Portions of the information required
by Part III of Form 10-KSB are incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year, Exhibit list attached hereto and Prospectus filed pursuant to Rule 424(b).

    Transitional Small Business Disclosure Format:  Yes        No  X
                                                        -----     -----

                                     PART I


ITEM 1.  BUSINESS
         --------

Since its formation as a California corporation in 1974, the Grand Prix Association of Long Beach, Inc. (the "Company") has been in the business of organizing and promoting automobile racing events. The Company developed and for the past 22 years has operated the Grand Prix of Long Beach (the "Grand Prix"), an annual temporary circuit professional motorsports event in Long Beach, California. In 1996, the Grand Prix had the second highest paid attendance of any Indy car race, second only to the Indianapolis 500.

In November 1994, the Company acquired an existing permanent motorsports facility, Gateway International Raceway, in Madison, Illinois (near St. Louis) with the plan to redevelop it into a "state of the art" multi-purpose racing and driver training facility. In June 1996, the Company acquired its second permanent motorsports facility, Memphis Motorsports Park, in Millington, Tennessee, with the intention to modify and improve it in order to bring the facility up to "today's" professional motorsports standards.

The Company is in the process of extensively re-configuring Gateway International Raceway into a major regional multi-purpose motorsports facility featuring an oval track which will have an initial seating capacity of 45,000 and which can be expanded to over 85,000 in the future. Concurrent with the redevelopment of Gateway International Raceway, the Company is undertaking a similar renovation program at Memphis Motorsports Park. The Company profitably operated its first national event, a National Hot Rod Association ("NHRA") event, at Memphis Motorsports Park on June 20-23, 1996. The Memphis market presents a unique business opportunity for the Company because there are no other major professional sports franchises within 200 miles of an area that is fast becoming one of the most important distribution centers in the USA.

A unique feature to both Gateway International Raceway and Memphis Motorsports Park is that in addition to the capability of hosting major stock car and Indy car races, both facilities have national caliber NHRA 1/4 mile drag strips. Memphis Motorsports Park currently hosts the NHRA MidSouth Nationals, which in 1997 is contemplated to move to the fall of the year to take advantage of the more favorable weather conditions. Gateway International Raceway is in the process of reaching an agreement with the NHRA for a national event at that venue which is anticipated to take place in the summer of 1997.

Although in past years the Company has derived the majority of its revenues from the Grand Prix, with the addition of the two new permanent facilities, its reliance on the Grand Prix as its primary revenue producer will diminish as the new revenue streams from Gateway International Raceway and Memphis Motorsports Park increase. The Company will continue to place great emphasis on its annual Grand Prix; however it plans to take advantage of the business expertise it has developed over the past 22 years in the marketing and promotion of major professional motorsports events at Long Beach and various other venues by applying that knowledge to its two new venues in the St. Louis and Memphis areas.

A further business strategy of the Company has been to maximize the productivity of both the employees and race-related operating equipment, which has been acquired over the years to meet the requirements of annually hosting in excess of 200,000 paying spectators at the Grand Prix, by renting its temporary structures and electrical equipment to other event operators and providing consulting and marketing services to other entities. While both Gateway International Raceway and Memphis Motorsports Park will need a relatively limited amount of temporary equipment to meet peak demands, the Company intends to enter the equipment rental business in those markets as it has done in the Southern California market. In addition to rental of temporary structures and electrical services for other special events, the Company will continue to provide marketing and promotional services for other entities, as well as media production services and merchandise/souvenirs for all three of its venues -Long Beach, Gateway and Memphis.

The Company employs 56 full time and five permanent part-time employees, including those employed at the Gateway and Memphis facilities. The Company is a party to collective bargaining agreements with the Construction Laborers, Local 507, and the International Brotherhood of Electrical Workers, Local 831 for seasonal employees only in connection with construction related to the Grand Prix. Employees subject to collective bargaining agreements have had good relationships with the Company. No work stoppages have occurred and none are expected.

Importance of Sanctioning Contracts
- -----------------------------------

The success of Gateway International Raceway and Memphis Motorsports Park will be dependent to a large extent on the Company's ability to attract and retain national racing events sanctioned by motorsports' principal governing bodies. The Company has a contract with NHRA for a national event at Memphis Motorsports Park, is working with NHRA toward an agreement for a national event at Gateway International Raceway and has had discussions and exchanged correspondence with the various sanctioning bodies with respect to prospective races and race dates at Gateway International Raceway. As of June 30, 1996 no additional sanctioning agreements had been consummated. Generally the sanctioning bodies will not commit to sanctioning new races at Gateway International Raceway or additional races at Memphis Motorsports Park until planned improvements are completed. However, even when these improvements are completed, there can be no assurance that any sanctioning body will ultimately sanction the racing events which the Company desires to host at these facilities. The inability of the Company to obtain additional nationally sanctioned events at Memphis Motorsports Park and Gateway International Raceway would likely result in lower than anticipated revenues for the Company from admissions, promotion, sponsorships, concessions, and merchandise, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Competition
- -----------

The Company's racing events compete not only with other sports and recreational events scheduled on the same dates, but also with motorsports racing events sanctioned by various other racing bodies. Racing events sanctioned by different organizations are often held on the same dates at different tracks. The Company will be competing with other track owners for patronage of motor racing spectators as well as for promotions and sponsorships. The Company's agreement with Championship Auto Racing Teams, Inc. ("CART") grants it the exclusive right to conduct a CART-sanctioned Indy Car race in Southern California; however, the agreement further provides that a new oval superspeedway currently being constructed in Fontana in Southern California may be granted a CART-sanctioned Indy Car race so long as such race is not held within a period of several months before or after the Grand Prix which is traditionally held in April. CART has recently scheduled an Indy Car event at the Fontana oval in September 1997. Furthermore, the Fontana facility is currently scheduled to host a national event sanctioned by NASCAR in June 1997. The conduct of such a competing event by the Fontana facility could have a material impact on attendance, sponsorships and other revenues from the Grand Prix.

Seasonality
- -----------

Historically, most of the Company's revenues have been derived from the annual Grand Prix held during its fourth fiscal quarter ending June 30. The Company has traditionally reported operating losses during each of its first three fiscal quarters. Although it is anticipated that as Gateway International Raceway and Memphis Motorsports Park increase their operations, the percentage of revenues in the Company's first three quarters as compared with its fourth quarter will increase, it is still anticipated that the Company's revenues will remain substantially seasonal for at least the next several years. Further, the Company anticipates that Gateway International Raceway and Memphis Motorsports Park will have very limited, if any, racing during the winter season and, accordingly, it is anticipated that during the period from October through March the Company will continue to have minimal revenues.

Government Approvals
- --------------------

Operation of the Grand Prix is dependent upon the obtaining of a permit from the City of Long Beach to hold the race on city streets. The Company has such a permit through the year 2010. Traditionally, the city has been cooperative in working with the Company with respect to the terms of the permit and in extending the term thereof; however there is no assurance that the City of Long Beach will extend the permit after the year 2010.

Government Regulation of Sponsors
- ---------------------------------

The Company derives a significant portion of its revenue each year from sponsorship and advertising by various companies. Tobacco and liquor companies have traditionally sponsored motorsports events. In August 1995, the U.S. Food and Drug Administration announced proposed regulations which, if implemented, could potentially restrict tobacco industry sponsorship of sporting events. Revenue from tobacco company sponsorships amounted to approximately 7% of the Company's total sponsorship revenue in the last fiscal year. Government regulations restricting advertising by tobacco, liquor and other potential sponsors could adversely impact the Company's revenues, as well as the motorsports industry as a whole, and there is no assurance that alternate sponsors could be obtained.

Reliance on the Grand Prix of Long Beach Revenue
- ------------------------------------------------

Traditionally, the Company has obtained in excess of 80% of its annual revenues
from the Grand Prix.   In 1996, the Grand Prix accounted for 72% of the
Company's revenues. Although the Company is diversifying its operations, the Company expects it will be required to continue to rely on the Grand Prix for a significant portion of its revenues and operating income for the immediate future, and until Gateway International Raceway and Memphis Motorsports Park are fully operational and have attracted additional nationally sanctioned events. Although the Company has operated a racing event on the streets of Long Beach for over 20 years, there can be no assurance that the Grand Prix will continue to be successful. Although the Company has an agreement with the City of Long Beach to operate the Grand Prix through 2010, and with CART to sanction the Grand Prix Indy Car race through 1998, which may be extended to 2000 at the option of the Company, the loss or cancellation of either of these agreements could have a material adverse effect on the financial viability of the Company.

Insurance
- ---------

The Company maintains insurance policies that provide coverage within limits that are sufficient, in the opinion of management, to protect the Company from material financial loss incurred in the ordinary course of business. The Company also purchases special event insurance for motorsports events to protect against race related liability. The Company also maintains "key man" insurance on each member of its senior management team. However, there can be no assurance that such insurance will be adequate at all times and in all circumstances. If the Company is held liable for damages beyond the scope of its insurance coverage, its business, financial condition and results of operations could be materially and adversely affected.

Patents, Trademarks, Copyrights
- -------------------------------

The Company has registered the following trademarks: "Long Beach Grand Prix", "U.S. Grand Prix West", "200 MPH Beach Party", "LBGP" and others and regularly copyrights its art work, including poster art and art work for tee shirts sold at the Grand Prix and at its St. Louis and Memphis facilities. Although the Company takes care to protect its intellectual property, the loss of any of these trademarks or copyrights would not, in the opinion of management, have a material adverse effect on the revenues of the Company.


ITEM 2.  PROPERTIES
         ----------

Long Beach Properties
- ---------------------

The Company owns its principal executive offices at 3000 Pacific Avenue, Long Beach California, which consists of approximately 82,000 square feet of land and a building with approximately 50,000 square feet of office and warehouse space. The executive offices are encumbered with a first trust deed loan from Harbor Bank and a second trust deed loan from the U.S. Small Business Administration, which were used to acquire and improve the property in 1992. (See Note 5 of Notes to Consolidated Financial Statements included elsewhere herein). The Company leases a 750 square foot ticket office in downtown Long Beach for the sale of Grand Prix tickets and souvenirs and also leases storage facilities in Long Beach for its equipment and structures when not in use. In the opinion of the Company's management, these facilities are adequately covered by insurance.

Gateway International Raceway Property
- --------------------------------------

Gateway International Raceway is located on approximately 174 acres of land in Madison, Illinois, five miles from the St. Louis Arch. The Company owns approximately 29 acres of those 174 acres and has three long term leases (expiring in 2025, 2026, and 2070) for the remaining 145 acres, with purchase options. The Company has granted a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway International Raceway to Southwestern Illinois Development Authority ("SWIDA") as security for the repayment of principal and interest on its $21.5 million loan from SWIDA. (See
Note 5 of Notes to Consolidated Financial Statements included elsewhere herein.) Using the SWIDA loan proceeds, the Company has begun to extensively reconfigure and develop Gateway International Raceway into a major regional multi-purpose motorsports facility capable of hosting the motorsports industry's top-tier events, a law enforcement training program, as well as continuing to host a variety of local and regional events. The redevelopment includes replacing most of the existing facility and putting in place a new infrastructure, including electrical service, a sanitation system, a ground water drainage system, and ingress and egress roads for new parking facilities, as well as four new tracks, a drag strip tower, an oval suite tower, walkways, concession stands and grandstands capable of initially hosting 45,000 spectators per event and eventually 85,000 per event. Construction of the first phase which includes the drag strip, was originally scheduled for completion at the end of September, 1996; this was accelerated to the end of August, 1996 and the facility ran its first event on the weekend of September 7-8. The second phase of the facility, the oval and the road course, is currently ahead of the original construction completion date and is now scheduled for completion on June 30, 1997.
Management believes that the insurance coverage it maintains on this property is adequate.

Memphis Motorsports Park Property
- ---------------------------------

On June 28, 1996, the Company acquired Memphis Motorsports Park, 374 acres of land approximately ten miles northeast of downtown Memphis, Tennessee with part of the proceeds from its initial public offering. Memphis is located in the southwest corner of Tennessee and is one of the fastest growing national distribution centers in the United States. The facility, which was constructed in 1987, currently has a regulation NHRA drag strip, a road course and two oval tracks, eighteen corporate suites, 5,500 permanent grandstand seats and 14,238 portable grandstand seats. The Company intends to make needed improvements and expansions to Memphis Motorsports Park, including converting the existing combination 3/8 mile clay oval to a 9/10 mile paved oval, modifying the road course and increasing the seating capacity to enable this regional facility to be eligible to acquire additional nationally sanctioned motorsports events as well as to continue to host local and regional events. Engineering plans are underway following the appropriate surveys for the design of the expanded oval, and the addition of a 1/4 mile dirt oval for the purpose of preserving the ongoing dirt racing activities for which there is a considerable market. In the opinion of the Company's management, the property is adequately covered by insurance.

Prior to the acquisition of each of its properties, the Company obtained Phase I Preliminary Site Assessment environmental reports. None of these reports indicated any material environmental contamination. Because Phase I reports do not include testing of soil, water or air samples, it is possible that there may be undetected environmental contamination at one or more of the Company's properties. The seller of the Memphis facility will undertake the removal and clean up of any contamination related to the underground fuel storage tanks located on the property which might be found, as well as other items mentioned on the Phase I report at no expense to the Company.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

During the fourth quarter of the last fiscal year, the following matters were voted upon by the shareholders:

On April 29, 1996, holders of a majority of the outstanding shares consented in writing to amend the first paragraph of the Company's Articles of Incorporation to provide for two classes of shares, Common and Preferred, to authorize 20,000,000 Common shares and 10,000,000 Preferred shares, to authorize a split of Common stock 35.3295 to 1, to ratify the Board resolution to issue 312,500 Series A Convertible Preferred shares, as more fully described in Note 6 of Notes to Consolidated Financial Statements herein, to adopt new Bylaws for the corporation which set the authorized number of directors at not less than seven nor more than nine, and to eliminate cumulative voting upon the Company becoming a listed corporation within the meaning of Section 301.5 of the
California Corporations Code.   Notice of Action by Written Consent of
Shareholders was mailed to all shareholders by the Secretary on May 23, 1996.

On May 16, 1996, holders of a majority of the outstanding shares consented in writing to approve a resolution adopted by the Board of Directors to amend the Amended Articles of Incorporation concerning the stock split to provide for a stock split of 35.57013 to 1 and amend the Bylaws adopted on April 29, 1996 to provide that the directors will be divided into three classes designating
various term lengths.   Notice of Action by Written Consent of Shareholders was
mailed to all shareholders by the Secretary on May 23, 1996.

On June 19, 1996, the shareholders of a majority of the outstanding shares by written consent voted to approve a resolution adopted by the Board of Directors to amend the Restated Articles of Incorporation to increase the number of Series A Preferred shares which were authorized from 312,500 to 343,750, and to amend the rights and privileges of holders of Series A Preferred shares. (See Note 6 of Notes to

Consolidated Financial Statements included elsewhere herein). Notice of Action by Written Consent of Shareholders was mailed to all shareholders by the Secretary on July 16, 1996.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
          --------------------------------------------------------

The Common stock of the Company began trading on June 25, 1996 (subsequent to the initial public offering) on the Nasdaq National Market under the symbol GPLB. The following table sets forth the high and low quotations from Nasdaq. Prior to the offering in June 1996, no established public trading market existed.

                                           Common Stock Price
                                          --------------------
                                             HIGH        LOW

Quarter Ended June 30, 1996               $ 11  1/2    $ 9 3/8

The number of record holders of the Company's Common stock as of September 25, 1996 was 260. The Company has not paid a dividend with respect to its Common stock nor does the Company anticipate paying dividends in the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with Item 1. Business, with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere herein.

BASIS OF PRESENTATION

MAJOR EVENT REVENUES. Major event revenues for periods prior to 1996 only include revenues from the Grand Prix. In 1996, major event revenues include revenues earned from the Grand Prix and nationally sanctioned events at the Company's other facilities, specifically the nationally sanctioned NHRA event held in June 1996 at Memphis Motorsports Park.

Admissions. The Company's admissions revenue represents ticket sales in connection with the major events. Ticket sales revenue, whenever collected, is considered earned upon completion of the related event. However, a substantial portion of the Company's ticket sales revenue is collected in advance of the event to which it relates.

Sponsorships. The Company's revenue from corporate sponsorships is received in accordance with negotiated contracts with a diverse group of sponsoring companies and print advertisers. The terms of the contracts change from time to time.

Ancillary. Ancillary revenues include, in declining order of contribution, hospitality, broadcast services, merchandising, lifestyle/auto expo and concessions.

OTHER OPERATING REVENUES. The Company generates other operating revenues from promotion, marketing and public relations consulting services, and rentals of grandstands, structures and related equipment services. The Company also generated revenues from motorsports events and related concessions at Gateway International Raceway starting in November 1994 and at Memphis Motorsports Park starting in June 1996.

EXPENSES. The Company classifies its expenses to include major event expenses, other operating expenses, general and administrative expenses, and depreciation. Major event expenses principally include sanction fees, circuit construction costs, operational direct expenses, marketing, advertising and public relations, costs of souvenir sales, ticket sales expenses and city service fees. Sanction agreements require race promoters to pay fees and provide services to the relevant sanctioning body during the event. Other operating expenses include expenses directly related to marketing and public relations consulting services, structures services and teleproduction services. Direct expenses of operating Gateway International Raceway are included starting in November 1994 and Memphis Motorsports Park in June 1996. General and administrative expenses include wages and other general expenses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1995 AND 1996

The table below sets forth revenues and expenses as a percentage of total revenue for the years ended June 30, 1995 and 1996.

                                            Years ended June 30,
                                           ----------------------
                                              1995        1996
                                           ----------   ---------
Revenues:
Major event revenues
  Admissions............................        36.7%       36.4%
  Sponsorships..........................        21.7        19.9
  Ancillary.............................        25.7        25.5
                                               -----       -----

  Total major event revenues............        84.1%       81.8%
Other operating revenues................        15.9        18.2
                                               -----       -----
  Total revenues........................       100.0%      100.0%
                                               =====       =====

Expenses:
  Major event expenses..................        48.5%       47.3%
  Other operating expenses..............        12.5        12.9
  General and administrative expenses...        19.3        21.1
  Depreciation..........................         3.2         3.0
                                               -----       -----
  Total operating expenses..............        83.5%       84.3%
                                               -----       -----

Operating income........................        16.5%       15.7%
Other expense...........................        (1.2)       (0.7)
Provision for income taxes..............        (6.3)       (6.3)
Extraordinary items.....................        (0.3)        0.0
                                               -----       -----
Net income..............................         8.7%        8.7%
                                               =====       =====


YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

MAJOR EVENT REVENUES. The Company's total major event revenues of $12,477,000 for the year ended June 30, 1996 increased by $2,696,000, or 27.6%, from the year ended June 30, 1995 as discussed below.

Grand Prix
- ----------

Since 1991, the Company's Grand Prix reserved seating has been sold out prior to the event. The Company has increased paid attendance over the past several years by adding to and/or reconfiguring grandstand seating and other viewing areas. With Grand Prix attendance at or near capacity, the Company has focused on increasing corporate sponsorships and ancillary revenue sources, specifically corporate hospitality and merchandising.

The Company's current contract with Toyota Motor Sales, U.S.A., Inc., which has been the title sponsor of the Grand Prix since 1980, expires in 2000. Other contracts extend from one year to five years with various renewal options. Of the 27 sponsorship contracts in 1996, 13 contracts (which accounted for gross aggregate sponsorship revenues of approximately $694,300) expired after the 1996 event. The Company has renewed four contracts representing gross revenues of $390,000 and expects to renew or replace the remaining expired contracts prior to the 1997 Grand Prix; however, no assurance can be made that these agreements will continue to be renewed.

Grand Prix revenues of $11,041,000 for the year ended June 30, 1996 increased by $1,260,000 or 12.9%, from the year ended June 30, 1995. Grand Prix admission revenues increased by $415,000 or 9.7%, due to paid attendance in 1996 increasing by 6,500 or 3.2% from 1995 and a more favorable mix of ticket packages. Sponsorships increased by $317,000 or 12.6%, from 1995 to 1996, as a result of increases in certain existing sponsorship contracts, as well as an increase in the number of event sponsors. Ancillary revenues increased by $528,000 or approximately 17.7%, primarily as a result of increases in hospitality, teleproductions, lifestyle/auto expo, race program sales and concessions revenues.

Memphis Motorsports Park
- ------------------------

The Company hosted its first major event at its newly acquired Memphis Motorsports Park in June 1996. The NHRA event revenues of $1,436,000 for the year ended June 30, 1996 consist of admission revenues of $866,000, sponsorships revenues of $194,000 and ancillary revenues of $376,000.

OTHER OPERATING REVENUES. Other operating revenues increased by $927,000 or 50.2%, primarily as a result of a full season of revenues at Gateway International Raceway of $1,263,000 in 1996 ($345,000 in 1995), the inclusion of one month of other operating revenues of $34,000 from Memphis Motorsports Park
and increases in revenues from grandstand rentals.   While the Company
anticipates that the dollar amount of other operating revenues and expenses will increase in 1997, with the redevelopment of Gateway International Raceway and the expansion of Memphis Motorsports Park, other operating expenses as a percentage of other operating revenues are anticipated to remain relatively constant.

MAJOR EVENT EXPENSES.   The Company's major event expenses increased in total by
27.8% from 1995 to 1996 but decreased slightly as a percentage of revenues, primarily as a result of the inclusion of the NHRA event at Memphis Motorsports Park, as further discussed below.

Grand Prix
- ----------

Grand Prix major event expenses increased by 7.1% from 1995 to 1996, primarily as a result of increased sanctioning fees payable to CART, increases for additional spectator related expenses, insurance premiums and possessory interest property taxes. It can be expected that major event expenses will continue to increase from year to year.

Memphis Motorsports Park
- ------------------------

NHRA major event expenses of $1,169,000 are primarily comprised of sanctioning body related expenses, hospitality costs and advertising expenses.

OTHER OPERATING EXPENSES. The dollar amount of other operating expenses increased by 35.3% from 1995 to 1996, but decreased as a percentage of other operating revenues from 79.0% in 1995 to 71.1% in 1996, primarily as the result of the increase in other operating revenues described above.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 43.7% from 1995 to 1996, and as a percentage of total revenues, increased from 19.3% in 1995 to 21.2% in 1996, primarily as a result of the full year inclusion of Gateway International Raceway and one month of Memphis Motorsports Park.

DEPRECIATION. Depreciation expense of $451,000 for the year ended June 30, 1996 increased $80,000 or 21.6%, from the year ended June 30, 1995. This increase is attributable to depreciation on corporate capital assets purchased during the current year and one month of depreciation expense on Memphis Motorsports Park capital assets in 1996.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 42% for the years ended June 30, 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

Prior to June 1996, the Company relied on cash flows from operations supplemented by bank borrowings to finance working capital, acquisitions and capital improvements. The Company accumulated its largest cash balances in the fourth quarter of its fiscal year as a result of funds received in connection with the annual Grand Prix. In June 1996, as further discussed below, the Company expanded its sources of capital through equity and debt transactions.

The Company's bank borrowings consist of short and long term obligations incurred in connection with specific capital improvements and expenditures. Long term debt includes first and second trust deed notes, secured by the Company's corporate office, which together had an outstanding principal balance of approximately $1,426,000 on June 30, 1996. Other long and short term debt, totaling in the aggregate $277,000 on June 30, 1996, consisted of various secured and unsecured borrowings. See Note 5 of Notes to Consolidated Financial Statements.

The Company's cash balance at June 30, 1996 was $12,308,000 compared to $2,371,000 at June 30, 1995, a net increase of $9,937,0000, primarily attributable to the proceeds received from its initial public offering on June
28, 1996.   The Company's restricted cash of $22,182,000 at June 30, 1996 included the funds restricted by the terms of the SWIDA loan. For the year ended June 30, 1996, the Company's increased operating cash flows by $931,000 over operating cash flows of $1,699,000 for the year ended June 30, 1995. Net cash used by the Company in capital investments totaled $5,004,000 for the year ended June 30, 1996 as compared to $506,000 for the year ended June 30, 1995, an increase of $4,498,000. Cash used for capital investments in 1996 includes $2,604,000 for the Memphis Motorsports Park acquisition, $524,000 for the Gateway International Raceway construction in process and $1,876,000 for corporate capital assets. Repayment of debt included in net financing activities was $217,000 in 1996 and $465,000 in 1995.

The Company anticipates that total expenditures related to the redevelopment of Gateway International Raceway will be approximately $21,500,000; $18,500,000 from the net SWIDA loan proceeds and $3,000,000 from the net initial public offering proceeds. Projected costs of the redevelopment assume that subcontractors adhere to the terms of their budgets, that adverse factors, such as labor problems and weather, are kept to a minimum and that significant design changes are not required. Any adverse changes in these items could materially increase redevelopment costs.

As more fully described in Note 5 of Notes to the Consolidated Financial Statements, the SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. Additionally, the Company is required to impose a 5% ticket surcharge on all nationally sanctioned motorsports events at Gateway International Raceway to establish an additional debt service reserve fund. Once $2,000,000 has been accumulated in this fund, excess funds then accumulating will be used to repay debt service annually commencing February 1, 2002.

The Company received net proceeds of $11,934,000 from the sale of Common stock in the initial public offering, of which the Company used $2,500,000 as a portion of the purchase price of Memphis Motorsports Park. The Company intends to use the balance of the proceeds to make $2,500,000 in improvements to Memphis Motorsports Park, to spend $1,500,000 to furnish and equip the Gateway Law Enforcement Driving School, to construct a $1,000,000 oval suite tower at Gateway International Raceway, to make $500,000 in additional improvements at Gateway International Raceway, with the remaining $3,934,000 for working capital and other general corporate purposes. The allocation of these proceeds to be used for the construction of improvements to Gateway International Raceway and Memphis Motorsports Park are based upon the Company's current best estimates of the cost thereof, and actual costs may vary depending on factors outside the control of the Company.

On June 28, 1996, the Company acquired substantially all of the assets of Memphis Motorsports Park, including approximately 374 acres of land. As consideration for the assets, the Company assumed certain debt totaling $2,500,000, which was repaid by the Company with a portion of the proceeds from the initial public offering, and issued shares of its Series B Convertible Preferred Stock valued at $2,500,000, as further described in Notes 2 and 7 of Notes to the Consolidated Financial Statements.

The Company's capital requirements will depend on numerous factors, including the rate at which the Company redevelops and improves Gateway International Raceway and Memphis Motorsports Park, establishes such facilities as profitable operations and acquires other motorsports facilities. In addition, the Company will have various ongoing needs for capital, including: (i) working capital for operations; (ii) routine capital expenditures to maintain and expand its Long Beach temporary circuit; and (iii) funds required to service corporate obligations, including the $21,500,000 obligation under the SWIDA loan. The Company believes the proceeds from its initial public offering, together with proceeds from the SWIDA loan and earnings from the Grand Prix will be sufficient to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months. Thereafter, the Company anticipates that, assuming the Company is successful in obtaining additional nationally sanctioned events at Gateway International Raceway and Memphis Motorsports Park, revenues from Gateway International Raceway and Memphis Motorsports Park supplementing the Grand Prix revenue should be sufficient to provide the necessary working capital for the Company. However, there can be no assurance that the Company will not require additional financing or, if required, that equity or debt financing will be available on acceptable terms or at all.


INFLATION

The effects of inflation on the Company's operations were not significant during the periods presented herein.


NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

The requirements of Statement of Financial Accounting Standards No. 121, ''Accounting for the Impairment of Long-Lived Assets to be Disposed Of,'' (SFAS
121) issued in March 1995 and Statement of Financial Accounting Standards No. 123, ''Accounting for Stock-Based Compensation,'' (SFAS 123) issued in October 1995, are effective for financial statements for years that begin after December 15, 1995. The Company will adopt the new financial accounting pronouncements beginning July 1, 1996. The Company will adopt the disclosure method as permitted under SFAS 123 and management believes that the adoption of SFAS 121 will not have a material impact on the financial statements.


ITEM 7.   FINANCIAL STATEMENTS
          --------------------

For a list of financial statements filed as part of this report, see Index to Financial Statements at F-1.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

Not applicable.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------

The information required by this item is incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1996.


ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

The information required by this item is incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

The information required by this item is incorporated by reference to the Company's

Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1996.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The Company has a note payable to a member of the Board of Directors described in Note 5 of Notes to Consolidated Financial Statements.

The Company has purchased certain merchandise in the normal course of business from a company owned by a member of the Board of Directors as described in Note 11 of Notes to Consolidated Financial Statements.

Certain other information required by this item is incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 1996.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

     (a)  Exhibits.

          Exhibits required to be filed by Item 601 of Regulation S-B are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.


     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 30, 1996  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.


                          By /s/ Chistopher R. Pook
                            __________________________________________
                          Christopher R. Pook
                          Chairman of the Board, President,
                          and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Signature                                     Title                                   Date
     ---------                                     -----                                   ----

/s/ Christopher R. Pook                                                               September 27, 1996
- -----------------------                    Chairman of the Board,                     ------------------
Christopher R. Pook                        President and Chief Executive
                                           Officer (Principal Executive Officer)
/s/ James P. Michaelian                                                               September 27, 1996
- -----------------------                    Chief Operating Officer and                ------------------
James P. Michaelian                        Director

/s/ Marlene A. Davis                                                                  September 27, 1996
- -----------------------                    Chief Financial Officer                    ------------------
Marlene A. Davis                           (Principal Financial and
                                           Accounting Officer)

/s/ Joseph Ainge                                                                      September 27, 1996
- -----------------------                    Director                                   ------------------
Joseph Ainge

/s/ Daniel Gurney                                                                     September 25, 1996
- -----------------------                    Director                                   ------------------
Daniel Gurney

/s/ Wayne Kees                                                                        September 25, 1996
- -----------------------                    Director                                   ------------------
Wayne Kees

/s/ George Pellin                                                                     September 25, 1996
- -----------------------                    Director                                   ------------------
George Pellin

/s/ James Sullivan                                                                    September 26, 1996
- -----------------------                    Director                                   ------------------
James Sullivan

/s/ John R. Queen, III                                                                September 26, 1996
- -----------------------                    Director                                   ------------------
John R. Queen, III

                         INDEX TO FINANCIAL STATEMENTS
          GRAND PRIX ASSOCIATION OF LONG BEACH, INC. AND SUBSIDIARIES


                                                                   Page
                                                                   ----
Consolidated Financial Statements:
 Report of Independent Public Accountants..................        F-2
 Consolidated Balance Sheet as of June 30, 1996............        F-3
 Consolidated Statements of Income for the
     Years ended June 30, 1995 and 1996....................        F-4
 Consolidated Statements of Shareholders' Equity for the
     Years ended June 30, 1995 and 1996....................        F-5
 Consolidated Statements of Cash Flows for the
     Years ended June 30, 1995 and 1996....................        F-6
 Notes to Consolidated Financial Statements................        F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Grand Prix Association of Long Beach, Inc.:

We have audited the accompanying consolidated balance sheet of the Grand Prix Association of Long Beach, Inc. (a California corporation) and subsidiaries as of June 30, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended June 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Prix Association of Long Beach, Inc. and subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the years ended June 30, 1995 and 1996, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP
Los Angeles, California
September 26, 1996


                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1996
                            (DOLLARS IN THOUSANDS)



                            ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                        $12,308
 Accounts receivable                                                  877
 Notes receivable                                                      11
 Prepaid expenses and other current assets                            339
 Deferred income taxes                                                 28
                                                                  -------
  Total current assets                                             13,563
Property and equipment, net                                        11,181
Restricted cash                                                    22,182
Other assets                                                        1,129
Intangible assets, net of accumulated amortization of $39              32
                                                                  -------
   Total assets                                                   $48,087
                                                                  =======

              LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

 Notes payable, current                                           $   133
 Accounts payable                                                   1,824
 Accrued payroll and payroll related                                  432
 Other accrued liabilities                                            226
 Income taxes payable                                                 190
                                                                  -------
    Total current liabilities                                       2,805
Notes and bonds payable, long term                                 23,030
Deferred income tax liability                                         882
                                                                  -------
      Total liabilities                                            26,717
                                                                  -------

Series B Mandatorily Redeemable Convertible Preferred stock;
 250,000 shares issued and outstanding                              2,500
                                                                  -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value; 10,000,000 shares authorized            -
 Common stock, no par value; 20,000,000 shares authorized;
   3,641,000 shares issued and outstanding                         15,544
 Paid-in capital                                                      129
 Retained earnings                                                  3,580
 Shareholders' notes                                                 (383)
                                                                  -------
      Total shareholders' equity                                   18,870
                                                                  -------

    Total liabilities and shareholders' equity                    $48,087
                                                                  =======



The accompanying notes are an integral part of this consolidated balance sheet.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                             1995            1996
                                                                         -----------      -----------
Revenues:
 Major event revenues
    Admissions                                                           $     4,271      $     5,552
    Sponsorships                                                               2,522            3,033
    Ancillary                                                                  2,988            3,892
                                                                         -----------      -----------
      Total major event revenues                                               9,781           12,477
 Other operating revenues                                                      1,845            2,774
                                                                         -----------      -----------
      Total revenues                                                          11,626           15,251
                                                                         -----------      -----------

Expenses:
 Major event expenses                                                          5,638            7,208
 Other operating expenses                                                      1,457            1,971
 General and administrative                                                    2,249            3,232
 Depreciation                                                                    371              451
                                                                         -----------      -----------
    Total expenses                                                             9,715           12,862
                                                                         -----------      -----------

Income from operations                                                         1,911            2,389

Other income (expense):
 Interest expense                                                               (183)            (174)
 Gain on sale of assets                                                          159                1
 Other, net                                                                     (110)              59
                                                                         -----------      -----------
    Total other income (expense)                                                (134)            (114)
                                                                         -----------      -----------

Income before provision for income taxes and
 extraordinary item                                                            1,777            2,275

Provision for income taxes                                                      (735)            (955)
                                                                         -----------      -----------

Income before extraordinary item                                               1,042            1,320

Extraordinary flood related losses (less related income tax
 benefit of $21 for June 30, 1995)                                               (30)               -
                                                                         -----------      -----------

Net income                                                               $     1,012      $     1,320
                                                                         ===========      ===========

Income (loss) per share:
 Continuing operations                                                   $       .51      $       .62
 Extraordinary item                                                             (.01)               -
                                                                         -----------      -----------
                                                                         $       .50      $       .62
                                                                         ===========      ===========
Weighted average number of common and common
 equivalent shares outstanding                                             2,026,640        2,137,351
                                                                         ===========      ===========




  The accompanying notes are an integral part of these consolidated financial statements.


                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1996
                                 (IN THOUSANDS)


                                    COMMON STOCK           PREFERRED STOCK       PAID-IN    RETAINED    SHAREHOLDERS'
                                ---------------------    --------------------
                                  SHARES      AMOUNT      SHARES      AMOUNT     CAPITAL    EARNINGS        NOTES         TOTAL
                                ----------------------------------------------------------------------------------------------------

BALANCE, June 30, 1994             1,960     $ 1,259           -     $     -     $   129    $  1,250       $ (407)        $ 2,231
  Repurchase
  of common  stock                    (4)         (3)          -           -           -          (1)           -              (4)

  Cash received on
  shareholders' notes                  -           -           -           -           -           -            8               8

  Net income                           -           -           -           -           -       1,012            -           1,012

                                ----------------------------------------------------------------------------------------------------

BALANCE, June 30, 1995             1,956       1,256           -           -         129       2,261         (399)          3,247

  Issuance of
  common stock                        23          25           -           -           -           -            -              25

  Repurchase of
  common stock                        (1)         (1)          -           -           -          (1)           -              (2)

  Cash received on
  shareholders' notes                  -           -           -           -           -           -           16              16

  Issuance of Series A
  redeemable preferred
  stock, net of issuance
  costs of $170                        -           -         313       2,330           -           -            -           2,330

  Conversion of Series A
  redeemable preferred
  stock                              313       2,330        (313)     (2,330)          -           -            -               -

  Issuance of common
  stock for cash in
  connection with the
  initial public
  offering, net of
  issuance costs of $1,566         1,350      11,934           -           -           -           -            -          11,934

  Net income                           -           -           -           -           -       1,320            -           1,320
                               -----------------------------------------------------------------------------------------------------

BALANCE, June 30, 1996             3,641     $15,544           -     $     -     $   129    $  3,580       $  (383)       $18,870
                               =====================================================================================================





  The accompanying notes are an integral part of these consolidated financial statements.


                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED JUNE 30, 1995 AND 1996
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (DOLLARS IN THOUSANDS)

                                                              1995       1996
                                                             -------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $1,012    $  1,320
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation                                                371         451
    Minority investor's allocation of loss                      (27)          -
    Gain on sale of assets                                     (159)         (1)
    Changes in assets and liabilities:
      Accounts receivable                                        14        (249)
      Notes receivable                                            2          (3)
      Prepaid expenses and other current assets                 (43)        (80)
      Accounts payable and accrued liabilities                  424       1,323
      Income taxes payable                                      193        (129)
      Deferred taxes                                            (88)         (2)
                                                             ------    --------

    Net cash provided by operating activities                 1,699       2,630
                                                             ------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                          (506)     (2,400)
 Memphis acquisition                                              -      (2,604)
 Restricted cash - construction fund                              -     (17,124)
 Cash received for sale of assets                               298           4
 Intangible assets                                              (45)          -
                                                             ------    --------

    Net cash used in investing activities                      (253)    (22,124)
                                                             ------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under notes payable                                  91          16
 Repayment under notes payable                                 (465)       (217)
 Borrowings under loans payable                                   -      21,460
 Repurchase of common stock                                      (4)         (2)
 Restricted cash - debt service reserve fund                      -      (2,504)
 Restricted cash - interest fund                                  -      (2,554)
 Bond issuance costs                                              -      (1,048)
 Proceeds from Series A preferred stock sale, net                 -       2,330
 Proceeds from initial public offering, net                       -      11,934
 Shareholders' notes                                              8          16
                                                             ------    --------

    Net cash (used in) provided by financing activities        (370)     29,431
                                                             ------    --------

Net increase in cash                                          1,076       9,937
Cash and cash equivalents at beginning of year                1,295       2,371
                                                             ------    --------

Cash and cash equivalents at end of year                     $2,371    $ 12,308
                                                             ======    ========




  The accompanying notes are an integral part of these consolidated financial statements.


                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1995 AND 1996
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (DOLLARS IN THOUSANDS)

                                                                    1995     1996
                                                                   ------   -------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
      Interest                                                     $  166   $   174
      Income taxes                                                 $  397   $   960
 Cash received during the year for:
      Interest                                                     $   54   $   119

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
 Conversion of accrued liabilities to notes payable                $  150   $     -
 Intangible recorded on issuance of Common stock for minority
    interest in subsidiaries                                       $    -   $    25
 Series B Preferred stock issued for Memphis acquisition           $    -   $ 2,500



  The accompanying notes are an integral part of these consolidated financial statements.


                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996


NOTE 1 -DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES:

GENERAL
Grand Prix Association of Long Beach, Inc. and its wholly-owned subsidiaries (the "Company") engage primarily in the organization, promotion and management of auto racing events. The Company's wholly-owned subsidiaries are:
     Del Mar Race Management, Inc.
     Automotive Safety & Transportation Systems, Inc.
     Event Construction Services, Inc.
     Gateway International Motorsports Corporation
     Gateway International Services Corporation
     Memphis International Motorsports Corporation
     Motorsports Services Corporation of Memphis

In November 1994, the Company purchased certain operating and other assets of Gateway International Raceway located in Madison, Illinois. See Note 2 for acquisition details.

In June 1996, the Company purchased Memphis Motorsports Park located in Millington, Tennessee. See Note 2 for acquisition details.

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STATEMENTS OF CASH FLOWS
The Company prepares its statements of cash flows using the indirect method as defined under Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows" (SFAS 95). The Company considers all short term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

CONCENTRATION OF RISK
Balances on deposits at banks in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution per corporation. As of June 30, 1996, the uninsured portion of these balances held at banks aggregated to $11,039,000. In addition, the Company has established certain restricted cash funds which are held by a trustee. See Note 3.

Accounts receivable represent unsecured balances due from its customers and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses.

Such losses have generally been within management's expectations.

A substantial portion of the Company's revenues (84% and 72% for the years ended June 30, 1995 and 1996, respectively) is earned in connection with the Company's agreement with the City of Long Beach, California to conduct certain open wheel racing one weekend a year through June 30, 2010.

Currently, the Company conducts the annual Grand Prix race (normally in April) in Long Beach under an agreement the Company has with Championship Auto Racing Teams, Inc. ("CART") which allows the Company to conduct a CART sanctioned IndyCar World Series racing competition. The CART agreement (including the option period) expires in April 2000. Should either contract be terminated or if the Company is not successful in extending the contracts, this would have a significant impact on the Company. Management is exploring other racing venues and other ancillary revenue sources in order to reduce the Company's reliance on the Grand Prix although there can be no assurance that it will be successful in doing so.

MARKETABLE SECURITIES
In accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), the Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified as available-for-sale and are carried at fair value.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization, interest income, realized gains and losses and declines in value judged to be other than temporary are included in interest income and expense. The cost of securities sold is based on specific identification.

INVENTORIES
Inventories are stated at the lower of cost (weighted average) or market and consist principally of purchased finished product.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed using the straight-line depreciation method over the estimated lives of the various classes of property and equipment, which range from five to thirty-one and a half years. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Other repairs and maintenance are expensed.

INTANGIBLE ASSETS
Intangible assets, which consist primarily of a non-competition agreement, are amortized using the straight-line method over their estimated useful life of 5 years. For the years ended June 30, 1995 and 1996, amortization expense amounted to $25,000 and $14,000, respectively, and is included in general and administrative expenses.

DEBT ISSUANCE COSTS
Costs associated with the issuance of the Southwestern Illinois Development Authority ("SWIDA") loan have been capitalized and included in other assets in the accompanying consolidated balance sheet. These costs will be amortized over the life of the loan using the effective interest rate method.

INCOME TAXES
The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes". Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax


                                     -F-9-
effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation reserve, if necessary, so that the net tax benefits are recognized only to the extent that they will be realized.

NON-MONETARY TRADE AGREEMENTS
The Company enters into agreements to exchange advertising, exhibit space, hospitality or event tickets for goods or services. The recorded value of the goods or services received is based on their fair market value. The recorded value of non-monetary trade agreements included within major event revenues for the years ended June 30, 1995 and 1996 amounted to $137,000 and $176,000, respectively.

REVENUE RECOGNITION
The Company records race event and related revenues at the date the event is held. Revenues related to public relations and marketing services and other operating revenues are recorded as services are rendered.

DEFERRED COSTS
Direct costs associated with and incurred prior to major race events primarily consisting of deposits for convention facilities, hospitality facilities, construction of the racing circuit, sanctioning body fees and other costs are initially capitalized and then charged to expense at the date of the event. Indirect costs and period costs are charged to expense when incurred.

NET INCOME PER SHARE
Net income per share is calculated using the weighted average number of shares of Common stock outstanding during the period. The calculations are based on the treasury stock method. In accordance with this method, unexercised dilutive options and warrants are assumed to have been exercised at the beginning of the period or at the date of issuance, if later. The assumed proceeds are then used to purchase Common stock at the average market price during the period. The Series B Mandatorily Redeemable Convertible Preferred shares are included in the calculation as Common stock equivalents. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common stock issued for consideration below the estimated offering price of $10.00 per share and stock options and warrants issued with exercise prices below the offering price during the twelve-month period preceding the initial filing of the initial public offering, have been included in the calculation of Common shares, using the treasury method, as if they were outstanding for all periods presented. The effect of the Series A convertible stock issued at consideration below the initial public offering price was to increase the weighted average shares outstanding for each of the periods presented by 62,500 shares.

RECLASSIFICATION
Certain prior year amounts have been reclassified to conform with the current year presentation.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS
Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," (SFAS 107) issued in December 1991, is effective for fiscal years ending after December 15, 1995. The Company adopted SFAS 107 for its fiscal year ended June 30, 1996.

The requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," (SFAS
121) issued in March 1995 and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) issued in October 1995, are effective for financial statements for years that begin after December
15, 1995.   The Company will adopt the new financial accounting pronouncements beginning July 1, 1996.  The Company will adopt the disclosure

                                    -F-10-
method as permitted under SFAS 123 and management believes that the adoption of SFAS 121 will not have a material impact on the financial statements.


NOTE 2 - ACQUISITIONS:

GATEWAY INTERNATIONAL RACEWAY
- -----------------------------
On November 8, 1994, the Company purchased specific assets of Gateway International Raceway for $280,000. The purchase price was allocated to track, building and equipment ($230,000), land ($5,000) and other assets ($45,000). Consulting agreements with the two previous owners for the term of one year and covenants not to compete with both individuals for a five year period were part of the purchase.

A former shareholder of the seller of the assets of the Gateway International Raceway purchased a minority (10%) interest in two new subsidiaries for $28,000. In February 1996, the Company acquired this 10% minority interest in exchange for 23,121 shares of the Company's Common stock valued at approximately $1.09 per share (estimated market price at date of issuance).

The results of operations of the Gateway International Raceway have been included in the June 30, 1995 statement of operations for the period from November 8, 1994 (acquisition) through June 30, 1995. The pro forma results for the period of July 1, 1994 through November 7, 1994 were not significant to the Company.

MEMPHIS MOTORSPORTS PARK
- ------------------------
On June 28, 1996, the Company acquired substantially all of the assets of Memphis Motorsports Park for a total acquisition cost of $5,104,000. In connection with the acquisition, the Company paid certain indebtedness of the seller of the Memphis Motorsports Park totaling $2,500,000 and issued 250,000 shares of Series B Mandatorily Redeemable Convertible Preferred stock valued at $2,500,000 which bears a cumulative 4.185% dividend rate (see Note 7). In accordance with the purchase agreement, the results of operations have been included in the June 30, 1996 statement of operations for the period from June 1, 1996 through June 30, 1996.

The allocation of the acquisition cost was as follows:

 Buildings                          $ 2,308,000
 Land                                   983,000
 Safety systems and materials         1,258,000
 Track                                  887,000
 Other                                  429,000
 Equipment                              181,000
 Vehicles and equipment                  98,000
 Office furniture and fixtures           14,000
 Deferred income taxes               (1,054,000)
                                    -----------
                                    $ 5,104,000
                                    ===========

The excess of cost over fair value of assets acquired has been allocated to fixed assets (including land) based upon management's preliminary estimates. The Company is in the process of obtaining valuations of individual assets and the excess purchase price will be determined based upon these valuations. Deferred tax liabilities have been recorded for the basis differential of the assets acquired between financial reporting purposes and tax purposes, as this acquisition has been structured as a non-taxable transaction. This transaction has been accounted for using the purchase method.

                                    -F-11-

Unaudited pro forma results of operations of the Company assuming this transaction, the private placement as discussed in Note 6, and the SWIDA loan discussed in Note 5 had all taken place effective as of July 1, 1994 are as follows:

                                                     Year ended June 30,
                                                  --------------------------
                                                      1995          1996
                                                  ------------   -----------
       Revenues                                   $14,478,000    $16,416,000
       Net loss                                      (181,000)       (38,000)
       Pro forma loss per share                   $     (0.05)   $     (0.01)
       Pro forma weighted average number
          of common shares outstanding              3,959,000      3,939,000


The pro forma loss per share calculated assuming that the Series B Convertible Preferred stock is not converted and deducting dividends related to the Series B Convertible Preferred stock ($105,000 for the years ended June 30, 1995 and 1996) would be $(0.08) per share and $(0.03) per share for the years ended June 30, 1995 and 1996, respectively.


NOTE 3 - RESTRICTED CASH:
The Company has established certain restricted cash funds as required by the SWIDA loan (see Note 5) which are held by the Trustee (Magna Bank & Trust) and consist of the following as of June 30, 1996:

      Debt service reserve fund       $ 2,504,000
      Interest fund                     2,554,000
      Construction fund                17,124,000
                                      -----------
                                      $22,182,000
                                      ===========

The Debt service reserve fund was invested in a 120-day United States Government security maturing October 17, 1996. At June 30, 1996, amortized cost of marketable securities approximated fair value. There were no gross realized gains and losses on sales of marketable securities for the year ended June
30, 1996.


NOTE 4 - PROPERTY AND EQUIPMENT:
Property and equipment as of June 30, 1996 consist of the following:


      Buildings                         $  3,627,000
      Safety systems and materials         3,228,000
      Land                                 2,734,000
      Vehicles and equipment               1,413,000
      Facilities                           1,127,000
      Office furniture and fixtures          810,000
      Equipment                              652,000
      Construction in process                524,000
      Other                                  776,000
                                        ------------
                                          14,891,000
      Less:  accumulated depreciation     (3,710,000)
                                        ------------
                                        $ 11,181,000
                                        ============


The cost of fully depreciated property included above is $1,415,000.

Construction in process relates to the redevelopment of Gateway International Raceway.

                                    -F-12-

NOTE 5 - NOTES AND LOANS PAYABLE:
Notes and loans payable as of June 30, 1996 are as follows:

SWIDA loan for Gateway redevelopment, net of $40,000 original
 issue discount                                                           $21,460,000

First trust deed on Long Beach office note payable to bank; bearing interest at a variable rate of prime plus 2% per annum (8.5% at
 June 30, 1996); payable in monthly installments of principal and interest of $7,000 through May 2002; final payment of
 principal and interest totaling $577,000 due June 2002.                      743,000

Second trust deed on Long Beach office note payable to bank;
 bearing interest at 7.519% per annum; payable in monthly
 installments of principal and interest of $6,000 through
 December 2012.                                                               683,000

Note payable for litigation settlement in Long Beach; bearing interest at 6.5% per annum; five annual principal payments
 of $30,000 each through September 1998.                                       90,000

Note payable for Long Beach to a member of the Board of
 Directors; bearing interest of 8.5% per annum payable
 monthly; entire principal balance due in December 1998.                      100,000

Other Long Beach related                                                       87,000
                                                                         ------------
                                                                           23,163,000
Less:  current portion                                                       (133,000)
                                                                         ------------
                                                                         $ 23,030,000
                                                                         ============


The Company entered into an agreement with SWIDA to receive the proceeds from a Municipal Bond Offering (the ''SWIDA loan'') which issued ''Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)'' municipal bonds in the aggregate principal amount of $21,500,000. The offering of the Bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the Bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan are irrevocably committed to complete all planned construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the Bonds. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the Bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property tax revenues to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt.

The Company has a line of credit agreement with a bank which allows the Company to borrow up to $150,000 with all amounts outstanding bearing interest at 9.25% and due and payable in February 1997. Maximum borrowings under this line of credit in fiscal 1996 were $94,000 with a weighted average balance for the period of $84,000. No amounts were outstanding as of June 30, 1996.

                                    -F-13-

Aggregate annual maturities of long term debt are as follows:


      Years ending June 30,
      ---------------------
      1997                       $    133,000
      1998                             94,000
      1999                            195,000
      2000                            392,000
      2001                            647,000
      2002 - 2007                   5,540,000
      Thereafter                   16,162,000
                                  -----------
                                 $ 23,163,000
                                 ============

Certain of these notes are secured by the Company's corporate office (land and building) with a net book value of $2,177,000. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway International Raceway with an approximate net book value of $724,000.

The carrying values of long term debt is a reasonable estimate of their fair value.


NOTE 6 - EQUITY:
In May 1996, the Company effected a recapitalization pursuant to which the Company (i) increased its authorized shares of Common stock to 20,000,000 shares, (ii) effected a 1:35.57013 stock split and (iii) authorized 10,000,000 shares of Preferred stock. Share and per share information have been retroactively restated for all periods presented to reflect this recapitalization.

In April and May 1996, the Company conducted a private placement of 312,500 shares of its Series A Convertible Preferred stock for $2,500,000. The private placement closed concurrently with the closing of the SWIDA loan to the Company. Effective June 25, 1996, the Series A Convertible Preferred stock automatically converted into Common stock at $8.00 per share. Additionally, the placement agent for the Series A Convertible Preferred stock offering has received warrants to purchase 31,250 shares of Common stock at $10.00 per share. The net proceeds from the private placement of approximately $2,330,000 were used by the Company to establish a portion of the debt service reserve fund required for the SWIDA loan.

The Company received net proceeds of $11,934,000 from the sale of 1,350,000 shares of Common stock offered at the initial public offering price of $10.00 per share (aggregate gross proceeds of $13,500,000), with the deduction of offering expenses and underwriting discounts ($1,566,000). The Company applied approximately $2,500,000 of the net proceeds to fund the acquisition of Memphis Motorsports Park, and intends to use the remaining proceeds to make improvements to Memphis Motorsports Park ($2,500,000), furnish and equip the Gateway Law Enforcement Driving School ($1,500,000), construct an oval suite tower at Gateway International Raceway ($1,000,000), additional improvements at
Gateway International Raceway ($500,000) and for working capital and other general corporate purposes ($3,934,000). The allocation of these proceeds to be used for the construction of improvements to Gateway International Raceway and Memphis Motorsports Park are based upon the Company's current best estimates of the cost thereof, and actual costs thereof may vary depending on factors outside the control of the Company.

                                    -F-14-

NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK:
On June 28, 1996, the Company issued 250,000 shares of a new series of Preferred stock designated as Series B Convertible Preferred stock which is mandatorily redeemable (the number of shares of Series B Convertible Preferred stock was based upon the initial public offering price of the Common stock) for the acquisition of Memphis Motorsports Park. The Series B Convertible Preferred stock bears a cumulative 4.185% dividend rate and is convertible on a one-for-one basis at the option of the holders on or after June 30, 1997 into the Company's Common stock. If the Series B Convertible Preferred stock has not been converted into Common stock by December 31, 1998, the Company is obligated to redeem any outstanding Series B Convertible Preferred stock at a nominal consideration plus unpaid dividends and assume specified liabilities of the seller not to exceed $1,500,000.


NOTE 8 - STOCK REPURCHASE AND STOCK OPTION PLAN:
In April 1992, the Company granted options to purchase an aggregate of 601,100 shares of Common stock under the Company's 1990 Stock Option Plan at $0.77 per share (estimated fair market value at date of grant) to certain key employees, officers and members of the Board of Directors. During fiscal year 1994, options to purchase 554,681 shares of Common stock were exercised and options to purchase 46,419 of Common stock terminated pursuant to their terms. All options exercised during fiscal year 1994 resulted in the Company receiving notes from employees, officers and board members with the stock received upon exercise of the option being pledged as collateral for these notes. The notes receivable were issued in November 1993, bearing interest at 6.5% with interest only payable annually through December 1997. The Company's 1990 Stock Option Plan was terminated effective March 31, 1996 and no options remain outstanding under that plan.

In August 1993, a tender offer to repurchase Common stock at a per share price of $1.09 was extended to all shareholders. A total of 310,136 shares were tendered and purchased in one transaction in November 1993. Also, in November 1993, 109,556 shares of Common stock were purchased by various board members as fulfillment of the tender offer requirements. An additional 3,593 shares of Common stock were repurchased by the Company in fiscal year 1995 and 1,423 shares of Common stock were repurchased by the Company in fiscal year 1996 at a price of $1.09 per share.

In December 1993, the Company granted options to purchase an aggregate of 570,722 shares of Common stock pursuant to the Company's 1993 Stock Option Plan at an exercise price of $1.09 per share (estimated fair market value at date of grant) to certain key employees, officers and members of the Board of Directors. In January 1995, the Company granted options to purchase an aggregate of 31,729 shares of Common stock to one employee pursuant to the 1993 Stock Option Plan at an exercise price of $1.09 per share (estimated fair market value at date of grant). All options granted under the 1993 Stock Option Plan vest over a five year period. No stock options have been exercised under the 1993 Stock Option Plan which terminates December 13, 2003. As of June 30, 1996, approximately 228,289 shares have vested and are exercisable.

In May 1996, the 1996 Employee and Director Stock Incentive Plan (the ''1996 Plan'') was approved with all employees and Directors of the Company eligible to participate. Pursuant to the 1996 Plan, the Stock Option Committee may grant, without limitation, any of the following awards to employees or Directors: shares of Common stock or any option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to an equity security, or similar securities with a value derived from the value of an equity security (an ''Award''). Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock,

                                    -F-15-
stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an Award may consist of one such security or benefit, or two or more of them in tandem or in the alternative. The Committee, in its sole discretion, determines all of the terms and conditions of each Award granted under the 1996 Plan. An aggregate of 400,000 shares of Common stock have been reserved for issuance in connection with Awards made to employees and Directors under the 1996 Plan. No stock options have been granted under the 1996 Plan which terminates in May 2006. The Board of Directors of the Company may amend or terminate the 1996 Plan at any time and in any manner; provided, however, that no such amendment or termination may terminate or modify any Award previously granted under the 1996 Plan without the consent of the recipient of the Award.


NOTE 9 -  INCOME TAXES:
The provisions for income taxes for the years ended June 30, 1995 and 1996 are as follows:


                                                                                  1995          1996
                                                                             ------------   -----------
  Taxes currently payable:
   Federal                                                                    $   620,000    $  744,000
   State                                                                          182,000       213,000
                                                                              -----------    ----------
                                                                                  802,000       957,000
   Taxes applicable to temporary differences                                      (88,000)       (2,000)
                                                                              -----------    ----------
                                                                              $   714,000    $  955,000
                                                                              ===========    ==========


The provision for income taxes for the years ended June 30, 1995 and 1996 resulted in an effective tax rate of 42 percent for both years.

                                                                                 1995           1996
                                                                              -----------     ---------
  Federal income tax rate                                                            34%           34%
  State income tax, net of federal tax effect                                         6%            6%
  Effect of permanent disallowable deductions                                         2%            2%
                                                                               -----------     ---------

  Effective tax rate                                                                 42%           42%
                                                                               ===========     =========

Temporary differences which give rise to a significant portion of deferred tax liabilities as of June 30, 1996 are:

  Deferred tax assets:
   Reserves and other                                                                       $    213,000
   Depreciation on property                                                                       70,000
                                                                                            ------------
                                                                                                 283,000
  Deferred tax liabilities:
   Reserves and other                                                                            (13,000)
   Deferred gain on property                                                                  (1,124,000)
                                                                                             -----------

  Net deferred tax liability                                                                 $  (854,000)
                                                                                             ===========


NOTE 10 - COMMITMENTS AND CONTINGENCIES:
The Company leases office space under a non-cancelable operating lease through December 1999 for its box office operations at an annual lease payment of $9,000. This is subject to annual adjustments in relation to the Los Angeles consumer price index or five percent (5%),

                                    -F-16-
whichever is the greater. Total rental payments charged to operations amounted to $9,000 in fiscal years 1995 and 1996.

The Company also leases certain property at Gateway International Raceway with leases expiring at various dates through 2070, subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $55,000 and $84,000 in fiscal year 1995 and 1996, respectively. In addition, one lease contains a commitment of the Company to pay additional payments aggregating $120,000 payable in $35,000 installments due June 1, 1996, 1997 and 1998 and $15,000 due June 1, 1999 for the option to purchase the property in 2015. If the Company does not exercise its option, these payments will be applied toward reducing the Company's rent payments after 2015 at the rate of $1,000 per month.

The minimum lease payments due under the aforementioned leases are as follows:

    1997                             $  128,000
    1998                                148,000
    1999                                144,000
    2000                                140,000
    2001                                139,000
    2002 and thereafter               4,526,000

The Company has entered into an agreement with CART which allows the Company to conduct an IndyCar World Series race competition sanctioned or co-sanctioned by CART in the City of Long Beach. The agreement which expires in April 1998 may be extended at the option of the Company through April 2000.

The Company has entered into an agreement with the City of Long Beach to conduct certain types of open wheel racing through June 30, 2010.

In connection with the Grand Prix, fixed commitments related to various contracts in place (including convention facilities, temporary seating and hospitality facilities, among others) require the following minimum payments as of June 30:


Years ending June 30,
- --------------------
    1997                              $2,190,000
    1998                               2,365,000
    1999                               2,540,000
    2000                               2,535,000
    2001                                  60,000
    2002 and thereafter                  540,000

In May 1996, the Company entered into new and revised employment agreements for two key executive officers. The agreements call for a total base salary of $400,000 and expire in May 2001. Annual increases in base salary are based on increases in the consumer price index. Future minimum payments required under the employment agreements as of June 30 are as follows:


Years ending June 30,
- ---------------------
    1997                   $400,000
    1998                    400,000
    1999                    400,000
    2000                    400,000
    2001                    367,000


                                    -F-17-

NOTE 11 - RELATED PARTIES:
During 1995 and 1996, the Company purchased approximately $5,000 and $12,000, respectively, of merchandise from a company owned by a Director.

Included in accounts receivable as of June 30, 1996, is $22,000 from Directors.

                                    -F-18-

                                 EXHIBIT INDEX

The following exhibits to this Form 10-KSB are filed herewith:


EXHIBIT NO.                                           EXHIBIT
- -----------   -------------------------------------------------------------------------------------
   1.1**      Form of Underwriting Agreement
   1.2**      Form of Warrant to L. H. Friend, Weinress, Frankson & Presson, Inc.
   3.1**      Restated Articles of Incorporation of the Company
   3.2**      Certificate of Correction of Restated Articles of Incorporation
   3.3**      By-laws of the Company
   4.1**      Form of Stock Certificate
   5.1**      Opinion letter of Law Offices of Edward S. Gelfand regarding the legality of the securities registered
   10.1**     Amended and Restated Agreement dated September 15, 1995 between the Company and the City of Long Beach
   10.2**     Official Organizer/Promoter Agreement dated April 5, 1995 between the Company and
              Championship Auto Racing Teams, Inc. (Certain confidential portions of this agreement have been deleted)
   10.3**     Agreement dated August 2, 1995 between the Company and Toyota Motor Sales,
              U.S.A., Inc. (Certain confidential portions of this agreement have been deleted)
   10.4**     1993 Stock Option Plan of the Company
   10.5**     1996 Employee and Director Stock Incentive Plan
   10.6**     Employment Agreement dated as of May 16, 1996 between the Company and
              Christopher R. Pook
   10.7**     Employment Agreement dated as of May 16, 1996 between the Company and
              James P. Michaelian
   10.8**     Agreement dated as of May 6, 1996 between the Company and Memphis International
              Motorsports Park and amendment thereto
   10.9**     Moral Obligation of State of Illinois dated May 1, 1996 to the Southwestern Illinois
              Development Authority regarding Taxable Sports Facility Revenue Bonds, Series 1996
   10.10**    Redevelopment Agreement between the City of Madison, Illinois and the Company dated February 27, 1996
   10.11**    U.S. Small Business Administration (''SBA'') ''504'' Note (loan number CDC-L-GP-
              489638-30-08-LA) in the principal amount of $750,000 made by the Company to Long
              Beach Local Development Corporation
   10.12**    Short Form Deed of Trust and Assignment of Rents dated July 20, 1992 (92-2037097)
              between the Company, as trustor, and Long Beach Local Development Corporation, as beneficiary, and Assignment of said Deed of Trust (92-2037098) to SBA
   10.13**    Development Company 504 Debenture dated December 16, 1992 in the principal amount of $750,000 made by Long Beach Local Development Corporation to fund the
              SBA loan to the Company
   10.14**    Loan Agreement dated June 20, 1992 between Long Beach Development Corporation and the Company with respect to SBA loan to the Company
   10.15**    Promissory Note dated June 30, 1992 made by the Company to Harbor Bank in the principal amount of $814,000
   10.16**    Deed of Trust dated June 30, 1992 (92-1214039) between the Company, as trustor, and
              Harbor Bank, as beneficiary, securing $814,000 note
   10.17**    Three Tier Bonus Plan of Company


EXHIBIT NO.                          EXHIBIT
- -----------   -------------------------------------------------------------------------------------
   10.18**    Revolving Line of Credit Agreement with West Pointe Bank and Trust Company dated
              February 24, 1995, as amended by Extension/Modification Agreement dated February
              24, 1996
   10.19**    Memorandum of Understanding dated February 26, 1996 by and between the United
              States of America, Gateway International Motorsports Corporation and BBJJ Land Trust
   10.20**    Form of Stock Option Agreement for 1993 Stock Option Plan
   10.21**    Lease Agreement dated as of June 12, 1996 by and between Helen M. Bergfield, trustee and Gateway International Motorsports Corporation
   10.22**    Lease Agreement dated as of April 1, 1996 by and between Ruth C. Franke and
              Gateway International Motorsports Corporation
   10.23**    Lease Agreement dated as of June 1, 1996 by and between Joseph E. Trover and
              Gateway International Motorsports Corporation
   10.24**    Form of Loan Agreement by and between Southwestern Illinois Development
              Authority and Gateway International Motorsports Corporation dated as of May 1,
              1996
   10.25**    Form of Guaranty Agreement made by the Company and Automotive Safety &
              Transportation Systems, Inc. to Magna Trust Company, Trustee, dated as of May 1,
              1996
   10.26**    Form of Mortgage and Security Agreement by and between Gateway International
              Motorsports Corporation, as mortgagor and Southwestern Illinois Development
              Authority, as mortgagee, dated as of May 1, 1996
   10.27**    Indenture of Trust dated as of May 1, 1996 by Southwestern Illinois Development
              Authority to Magna Trust Company, as trustee
   10.28**    Form of Tax Escrow Agreement to be entered into between the City of Madison,
              Illinois, Magna Trust Company, as escrow agent and Gateway International
              Motorsports Corporation
   21**       Subsidiaries of Registrant
   23.1**     Consent of Arthur Andersen LLP
   27         Financial Data Schedule at June 30, 1996 and for the year then ended.
- ----------------------

  ** Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on May 17, 1996, as amended on June 24, 1996.