Form 10QSB
period 1996-09-30
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1996-11-14
CIK 1014957

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                                   (Mark One)
     [X]Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

    [ ]Transaction report pursuant to Section 13 OR 15(d) of the Securities
                              Exchange Act of 1934
                        COMMISSION FILE NUMBER: 1-11837



                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
            (Exact name of registrant as specified in it's charter)


                             CALIFORNIA 95-2945353
        (State or other jurisdiction of incorporation or organization)
                    (I.R.S. Employer Identification Number)


                              3000 PACIFIC AVENUE
                             LONG BEACH, CA  90806
                    (Address of principal executive offices)


                        TELEPHONE NUMBER (310) 981-2600
              (Registrant's telephone number, including area code)


     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes X                              No
                 ---                               ---


     As September 30, 1996, there were 3,640,574 shares of the Registrant's Common stock outstanding.

     This report contains 13 pages.  There is one exhibit to this report.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                                  FORM 10-QSB

                                     INDEX



PART 1. FINANCIAL INFORMATION


Condensed Consolidated Balance Sheets - September 30, 1996 (unaudited) and June 30, 1996

Condensed Consolidated Statements of Operations - Three months ended September 30, 1996 and 1995 (unaudited)

Condensed Consolidated Statements of Cash Flows - Three months ended September 30, 1996 and 1995 (unaudited)

Notes to Condensed Consolidated Financial Statements

Management's Discussion and Analysis or Plan of Operations



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

PART I.  FINANCIAL INFORMATION


                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                  September 30,          June 30,
                                                                      1996                 1996
                                                                  -------------       -------------
                                                                   (unaudited)
                                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                       $      10,250       $      12,308
  Accounts receivable                                                       751                 877
  Notes receivable                                                            9                  11
  Prepaid expenses and other current assets                                 392                 339
  Deferred major event expenses                                             369                   -
  Deferred income taxes                                                      28                  28
                                                                  -------------       -------------
      Total current assets                                               11,799              13,563
Property and equipment, net                                              16,182              11,181
Restricted cash                                                          17,525              22,182
Other assets                                                              1,119               1,161
                                                                  -------------       -------------
  Total assets                                                    $      46,625       $      48,087
                                                                  =============       =============









             The accompanying Notes are an integral part of these
                    Condensed Consolidated Balance Sheets.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in thousands)

                                                  September 30,    June 30,
                                                      1996           1996
                                                  -------------    --------
                                                   (unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable, current                          $      47        $    133
  Accounts payable                                      499           1,824
  Accrued interest                                      449               -
  Accrued payroll and payroll related                     -             432
  Other accrued liabilities                              91             226
  Deferred revenues                                     476               -
  Income taxes payable                                    1             190
                                                  ---------        --------
    Total current liabilities                         1,563           2,805
Notes and bonds payable, long term                   22,930          23,030
Deferred income tax liability                           882             882
                                                  ---------        --------
      Total liabilities                              25,375          26,717
                                                  ---------        --------

Series B Mandatorily Redeemable
  Convertible Preferred stock;
   250,000 shares issued and outstanding              2,500           2,500
                                                  ---------        --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, no par value;
   10,000,000 shares authorized                           -               -
  Common stock, no par value; 20,000,000
   shares authorized; 3,641,000 shares
   issued and outstanding                            15,544          15,544
  Paid-in capital                                       129             129
  Retained earning                                    3,460           3,580
  Shareholders' notes                                  (383)           (383)
                                                  ---------        --------
      Total shareholders' equity                     18,750          18,870
                                                  ---------        --------
    Total liabilities and shareholders' equity    $  46,625        $ 48,087
                                                  =========        ========


             The accompanying Notes are an integral part of these
                    Condensed Consolidated Balance Sheets.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                 --------------------
                                                   1996        1995
                                                 ---------   --------
Cash flows used in operating activities          $ (1,638)   $  (602)
                                                 ---------   --------
Cash flows used in investing activities              (234)      (323)
                                                 ---------   --------
Cash flows used in financing activities              (186)       (57)
                                                 ---------   --------
Net increase (decrease) in cash                    (2,058)      (982)


Cash and cash equivalents at beginning of year     12,308      2,371
                                                 ---------   --------
Cash and cash equivalents at end of year         $ 10,250    $ 1,389
                                                 =========   ========


             The accompanying Notes are an integral part of these
                      Condensed Consolidated Statements.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                          --------------------
                                                             1996       1995
                                                          ---------  ---------
Revenues:
  Major event revenues
     Admissions                                           $       0  $       0
     Sponsorships                                                 0          0
     Ancillary                                                    0          0
                                                          ---------  ---------
        Total major event revenues                                0          0
  Other operating revenues                                    1,566      1,181
                                                          ---------  ---------
        Total revenues                                        1,566      1,181
                                                          ---------  ---------
Expenses:
  Major event expenses                                            0          0
  Other operating expenses                                      773        675
  General and administrative                                    775        640
  Depreciation                                                  120        100
                                                          ---------  ---------
     Total expenses                                           1,668      1,415
                                                          ---------  ---------

Loss from operations                                           (102)      (234)
                                                          ---------  ---------

Other income (expense):
  Income expense, net                                           (93)       (11)
  Gain on sale of assets                                          2          0
  Other, net                                                    (13)       (10)
                                                          ---------  ---------
     Total other income (expense)                              (104)       (21)
                                                          ---------  ---------

Loss before benefit for income taxes                           (206)      (255)

Benefit for income taxes                                         86        100
                                                          ---------  ---------

Net loss                                                  $    (120) $    (155)
                                                          =========  =========

Loss per share from continuing operations                 $   (0.04) $   (0.08)
                                                          =========  =========

Weighted average number of common and common
  equivalent shares outstanding                           3,640,574  2,023,719
                                                          =========  =========

             The accompanying Notes are an integral part of these
                      Condensed Consolidated Statements.

                  Grand Prix Association of Long Beach, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

1. The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed financial statements included herein have been prepared in accordance with the rules and regulations of the Securities Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's June 30, 1996 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2. Net income per share was calculated using the weighted average number of shares of Common Stock outstanding during the period and deducting dividends relating to the Series B Convertible Preferred Stock of $26,150 for the three months ended September 30, 1996. The calculations are based on the treasury stock method. Common Stock equivalents have not been included for the three months ended September 30, 1995 and 1996 as they would be anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common Stock issued for consideration below the three months ended September 30, 1995 offering price of $10.00 per share and stock options and warrants issued with exercise prices below the offering price during the twelve-month period preceding the initial filing of the Company's initial public offering, have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for all periods presented. The effect of the Series A Convertible Stock issued at consideration below the initial public offering price was to increase the weighted average shares outstanding for the three month period ended September 30, 1995 by 68,750 shares.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

  The Company is the developer, owner and operator of the Grand Prix of Long Beach, a three day, temporary circuit motorsports event that has been run each spring on the streets of the City of Long Beach, California since 1975. The Grand Prix of Long Beach consists of the featured Indy car race and a variety of other road races and supporting attractions. Revenues are generated from admission ticket sales, corporate sponsorships and hospitality (including rental of corporate suites, tents and chalets), broadcast production services, the sale of merchandise, concessions and other related event revenues. Since 1993, more than 80% of the Company's annual revenues have been generated from operation of that event. The Company actively seeks to increase utilization of its Grand Prix assets, when they are not needed for that event, by making such assets, including its portable grandstands, available to other racing and non-racing event operators.

  A major strategic goal of the Company has been to locate, acquire, and develop permanent motorsports venues in major metropolitan areas. As an initial step in achieving that goal, in November 1994, the Company acquired Gateway International Raceway in Madison, Illinois for the purpose of redeveloping and operating it as a modern multi-purpose motorsports facility capable of hosting a variety of nationally sanctioned events, as well as local and regional events. That redevelopment started in April 1996. The Company anticipates that total expenditures related to the redevelopment of this facility will be approximately $18,500,000 (not including approximately $1,500,000 to establish and equip the Gateway Law Enforcement Driving School, $1,000,000 to construct an oval suite tower and approximately $500,000 in miscellaneous improvements, all of which are anticipated to be paid for out of the proceeds of the initial public stock offering). Projected costs of the redevelopment assume that subcontractors adhere to the terms of their budgets, that adverse factors, such as labor problems and weather, are kept to a minimum and that significant design changes are not required. Any adverse changes in these items could materially increase redevelopment costs.

  In order to finance the redevelopment of Gateway International Raceway, the Company entered into a loan agreement with Southwestern Illinois Development Authority ("SWIDA"), which agreed to fund a loan ("the SWIDA Loan") by issuing bonds (the "Bonds") in a Municipal Bond Offering in the aggregate principal amount of $21,500,000. The Company issued a 20-year $21,500,000 promissory note to SWIDA which bears interest at an effective rate of approximately 9.1% per annum. Payments of interest are to be made semi-annually, beginning February 1997, with interest payments through February 1998 derived from an interest reserve fund described below, and principal payments will begin in February 2000. All proceeds from the SWIDA Loan are required to be dedicated by the Company to the redevelopment of Gateway International Raceway and debt service obligations with respect to the SWIDA Loan. As required pursuant to the financing arrangement, the Company has established a $2,550,000 interest reserve fund (from the proceeds of the SWIDA Loan). In addition, the Company has established a $2,400,000 debt service reserve fund from the net proceeds of its $2,500,000 private placement of its Series A Convertible Preferred Stock. Additionally, the Company is required to impose a 5% ticket surcharge on all nationally sanctioned motorsports events at Gateway International Raceway to establish an additional debt service reserve fund for the Bonds. Once $2,000,000 has been accumulated in this fund, excess funds then accumulating will be used to redeem Bonds annually commencing February 1, 2002.

  On June 28, 1996, the Company acquired substantially all of the assets of Memphis Motorsports Park for $5,000,000. The purchase price was represented by assumed debt ($2,500,000), which was immediately repaid by the Company with a portion of the proceeds from its initial public offering, and the balance was represented by 250,000 shares of its Series B Convertible Preferred Stock valued at $2,500,000, which bear annual dividends at the rate of 4.185%. The Series B Convertible Preferred Stock of the Company is convertible into shares of the Common Stock on a share for share basis. The Series B Convertible Preferred Stock cannot be converted into Common Stock prior to June 1997, and if the Series B Convertible Preferred Stock is not converted by December 31, 1998, the Company, during the month of January 1999, will be obligated to redeem all of the then outstanding shares of Series B Convertible Preferred Stock for a nominal consideration and assume certain specified liabilities of the seller of Memphis Motorsports Park existing at the time of the closing of the acquisition, which liabilities are not to exceed $1,500,000.


BASIS OF PRESENTATION

  Revenues.   The Company groups its revenues into two categories, major event and other operating revenues. Major event revenues are derived from nationally sanctioned events at the Grand Prix of Long Beach, Memphis Motorsports Park and Gateway International Raceway, including Admissions from ticket sales, Sponsorships and Ancillary, containing hospitality, broadcast services, merchandising, lifestyle/auto expo and concessions. The Company generates other operating revenues from promotion, marketing and public relations consulting services and rentals of grandstands, structures and related equipment services. Beginning with fiscal year 1995, the Company generated revenues from motorsports events and related concessions at Gateway International Raceway, and beginning in June 1996 from Memphis Motorsports Park. All revenues are considered earned upon completion of the related event.

  Expenses.   The Company classifies its expenses to include major event expenses, other operating expenses, general and administrative expenses, and depreciation. Major event expenses principally include sanction fees, circuit construction costs, operational direct expenses, marketing, advertising and public relations, costs of souvenir sales, ticket sales expenses and city service fees. Sanction agreements require race promoters to pay fees and provide services to the relevant sanctioning body during the event. Other operating expenses include expenses directly related to marketing and public relations consulting services, structures and equipment rental services, broadcast services and the direct expenses of operating Gateway

International Raceway and Memphis Motorsports Park. General and administrative expenses include wages and other operational expenses.


RESULTS OF OPERATIONS

  The table below sets forth certain statement of operations data as a percentage of total revenue for the three months ended September 30, 1995 and 1996.

                                           Three Months Ended
                                           ------------------
                                              September 30,
                                              -------------
                                             1995       1996
                                             ----       ----
Revenues:
  Major event revenues                        0.0%       0.0%
    Admissions                                0.0        0.0
    Sponsorships                              0.0        0.0
    Ancillary                                 0.0        0.0
                                           --------  --------
     Total major event revenues               0.0        0.0
  Other operating revenues                  100.0      100.0
                                           --------  --------
          Total revenues                    100.0      100.0
                                           ------------------
Expenses:
  Major event expenses                        0.0        0.0
  Other operating expenses                   57.2       49.4
  General and administrative expenses        54.2       49.4
  Depreciation                                8.4        7.7
                                           --------  --------
          Total operating expenses          119.8      106.5
                                           --------  --------
  Operating loss                            (19.8)      (6.5)
  Other income (expense)                     (1.8)      (6.7)
  Benefit for income taxes                    8.5        5.5
                                           --------  --------
  Net loss                                  (13.1%)     (7.7%)
                                           ========  ========


THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

  Major Event Revenues and Expenses. Because the Grand Prix of Long Beach is held in the Company's fourth fiscal quarter and no revenue is realized until the event takes place, there are no major event revenues or expenses realized in the three month periods ended September 30.

  Other Operating Revenues. Other operating revenues of $1,566,000 for the three months ended September 30, 1996 consisted of approximately $749,000 from consulting services and grandstand and equipment rentals and $817,000 from track events, rentals and concessions at Gateway International Raceway and Memphis Motorsports Park. Other operating revenues increased by $385,000, or 32.6%, from the three months ended September 30, 1995 primarily as the result of $401,000 in motorsports and concessions revenues from operations at Memphis Motorsports Park and $339,000 in additional grandstand and equipment rental business. Current revenues reflect a $160,000 reduction in broadcast services contracts which expired December 1995 as well as a $259,000 reduction from operations of Gateway International Raceway. The Gateway reduction was due to construction at the facility in 1996, which limited use to a 1/8 mile drag strip in July and August as opposed to 1995 where pre-redevelopment configuration allowed use for drag strip events, track rental or road course events.

  Other Operating Expenses.   Other operating expenses of $773,000 for the three
months ended September 30, 1996 increased $98,000, or 14.5% from the three
months ended September 30, 1995.   The increase in other operating expenses
resulted primarily from the addition of direct expenses associated with the operation of Memphis Motorsports Park for three months in 1996.

  General and Administrative Expenses.   General and administrative expenses of
$775,000 for the three months ended September 30, 1996 increased $135,000, or 21.1% from the three months ended September 30, 1995, predominantly from the additional general and administrative expenses for three months of operations at Memphis Motorsports Park.

  Depreciation.   Depreciation expense of $120,000 for the three months ended
September 30, 1996 increased by $20,000 or 20%, from the three months ended September 30, 1995 as a result of the acquisition of Memphis Motorsports Park.

  Other Income and Expense. Interest income from the investment of proceeds from the Company's initial public stock offering and the proceeds from the SWIDA Loan contributed $352,000 in the three months ended September 30, 1996. Interest expense related to the SWIDA Loan for the three months ended September 30, 1996 was $412,317 (net of capitalized interest of $76,808).

  Benefit for Income Taxes. The Company's effective tax rate is 42% based on current tax rates in effect.

LIQUIDITY AND CAPITAL RESOURCES

  During the three months ended September 30, 1996, the Company relied on cash flows from the proceeds from the initial public offering for working capital and on proceeds of the SWIDA Loan for the redevelopment of Gateway International Raceway.

  The Company's bank borrowings consist of short and long term obligations incurred in connection with specific capital improvements and expenditures. Long term debt includes first and second trust deed notes which together had an outstanding principal balance of approximately $1,416,000 on September 30, 1996, and the balance of the SWIDA Loan of approximately $21,460,000. Other long and short term debt, totaling in the aggregate $101,000 on September 30, 1996, consists of various secured and unsecured borrowings.

  The Company's cash and cash equivalents on September 30, 1996 equalled $10,250,000, a net decrease of $2,058,000 from June 30, 1995. This was primarily the result of cash used to fund the first quarter operating losses and capital expenditures. Restricted cash pursuant to the terms of the SWIDA Loan as of September 30, 1996 was $17,525,000. Net cash used by the Company in capital improvements totaled $5,121,000 for the three months ended September 30, 1996, primarily due to costs associated with the construction at Gateway International Raceway.


OUTLOOK FOR THE REMAINDER OF 1996

  With the 1996 racing season ending in early November at Gateway and in mid-November at Memphis, due to the onset of winter, the Company expects the second quarter of fiscal 1997 to reflect reduced operating revenues and corresponding direct expenses and operating losses to continue until the Long Beach Grand Prix is held in April 1997. Construction at Gateway will continue, weather permitting, toward completion of the redevelopment of that facility on May 1, 1997.

  The Company's capital requirements will depend on numerous factors, including the rate at which the Company completes the redevelopments and improvements at Gateway International Raceway and Memphis Motorsports Park, establishes such facilities as profitable operations and acquires other motorsports facilities. In addition, the Company will have various ongoing needs for capital, including:
(i) working capital for operations; (ii) routine capital expenditures to maintain and expand its Long Beach temporary circuit; and (iii) funds required to service corporate obligations, including the $21,500,000 obligation under the SWIDA Loan.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

  The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 5.  OTHER INFORMATION

NEW NATIONAL SANCTIONING AGREEMENTS.

  Gateway International Raceway. Three major national events have now been scheduled at Gateway International Raceway, the Company's permanent facility in Madison, Illinois outside St. Louis.

  The Company and Championship Auto Racing Teams, Inc. have entered into a letter agreement providing for a PPG Indy Car World Series race to be held at Gateway International Raceway for the next four years. The first event, which has been scheduled for May 22-24, 1997, with the Indy Car race on Saturday, May 24, 1997, will be the first at Gateway International Raceway's 1.25 mile oval track, which is currently under construction. The May 1997 date is contingent upon completion of necessary construction at Gateway International Raceway. The parties anticipate signing a standard written sanction agreement in the near future.

  The National Hot Rod Association and the Company have entered into a standard annual agreement for a national event at Gateway International Raceway. The event is one of three new races added to the Winston Drag Racing Series schedule for 1997. The inaugural event, titled the Craftsman Nationals presented by Parts America is scheduled to be held on June 26-29, 1997. The event will be televised by ABC and air on July 6, 1997.

  The Company has also entered into an agreement with NASCAR to host a Busch Series, Grand National Division stock car event at Gateway International Raceway on July 24-26, 1997. This date is important to the Company in that it is a weekend on which NASCAR's Winston Cup Series does not operate, thus allowing Winston Cup drivers to participate in the Busch Series event at Gateway International Raceway, although no commitments have been received to date.

  While construction of the oval track at Gateway International Raceway is currently scheduled for completion in late April, 1997, construction could be delayed due to weather conditions. Delay in completion of the oval may result in the rescheduling or cancellation of the 1997 CART IndyCar event in May and possibly the NASCAR event in July. The drag strip at Gateway International Raceway has been operational since the first week of September.

  Memphis Motorsports Park. The Company has agreed with National Hot Rod Association to change the date of the Pennzoil Nationals presented by AutoZone at the Memphis Motorsports Park in Millington, Tennessee, from June to October 2-5, 1997 to avoid the summer heat in the Memphis area. Renovations to the facility are anticipated to be completed by June, 1997. The Company continues to negotiate with sanctioning bodies towards scheduling an event on the oval in September, 1997. Earnings may be affected by the failure to complete renovations as scheduled and by failure to obtain additional sanctioning agreements.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  The only exhibit to this report is Exhibit 27, Financial Data Schedule.

(b) One report on Form 8-K was filed during the period covered by this report relating to the appointment of Neil Matlins as a director to fill a vacancy on the Board of Directors.


                                   SIGNATURE

  In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      GRAND PRIX ASSOCIATION
                                      OF LONG BEACH, INC.



                                      By /s/ Christopher R. Pook
                                         -----------------------
                                      Christopher R. Pook
                                      Chairman of the Board, Chief Executive
                                      Officer and President


                                      By /s/ Marlene A. Davis
                                         --------------------
                                      Marlene A. Davis
                                      Chief Financial Officer


Dated:  November 14, 1996