Form 10KSB
period 1996-11-30
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1997-02-28
CIK 1014957

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ________________________

                                  FORM 10-KSB

(MARK ONE)
[_] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                      OR
[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               FOR THE TRANSITION PERIOD FROM JULY 1, 1996 TO NOVEMBER 30, 1996

                    COMMISSION FILE NO. 1-11837

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
                (Name of small business issuer in its charter)

           CALIFORNIA                                    95-2945353
           ----------                                    ----------
(State or other jurisdiction of                (I.R.S. Employer Identification
  incorporation or organization)                Number)


          3000 PACIFIC AVENUE                            90806
          -------------------                            -----
            LONG BEACH, CA                             (Zip Code)
            --------------
(Address of principal executive offices)
                                                       (562) 981-2600
                                                       --------------
                                    (Issuer's telephone number, including area
                                     code)

Securities registered pursuant to Section 12 (b) of the Act:
             NONE                                         N/A
                                                ------------------------
                                         (Name of exchange on which registered)

Securities registered pursuant to Section 12 (g) of the Act:
            COMMON STOCK, NO PAR VALUE
            --------------------------
              (Title of each class)

                         ____________________________

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X     No______
                                       ----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The issuer's revenues for the five month transition period ended November 30, 1996, were $1,960,000.

     As of January 31, 1997 there were 3,640,565 outstanding shares of Common stock, no par value. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on January 31, 1997 based on the average bid and asked price on such date was $22,081,922.

     DOCUMENTS INCORPORATED BY REFERENCE:   The Exhibit List attached hereto and
Prospectus filed pursuant to Rule 424(b).

     Transitional Small Business Disclosure Format:  Yes _______    No    X
                                                                       -----

                                 INTRODUCTION

At the last Annual Meeting of Shareholders of Grand Prix Association of Long Beach, Inc., a California corporation (the "Company"), which was held on December 9, 1996, the Shareholders ratified a Board of Directors' resolution changing the Company's fiscal year end from June 30 to November 30. As a result of the change in fiscal year, this report for the five month transition period from July 1, 1996 through November 30, 1996, is necessary.

Definitions  There are numerous acronyms used in the motorsports industry and
-----------
otherwise, several of which are used herein. For the facility of the reader, acronyms used herein are defined below:

ARCA - Automobile Racing Club of America.

CART - Championship Auto Racing Teams, Inc.

Grand Prix - The Grand Prix of Long Beach, an annual temporary circuit professional motorsports event held in Long Beach, California.

IPO - Initial public offering.

NASCAR - The National Association for Stock Car Auto Racing, Inc.

NHRA - The National Hot Rod Association.

SEC - Securities Exchange Commission.

SWIDA - Southwestern Illinois Development Authority.

USAC - United States Auto Club.

                                    PART I

ITEM 1.   BUSINESS
          --------

For the past twenty-three years, the Company has been engaged in the business of organizing and promoting automobile racing events. The Company was the first to operate a temporary street circuit race in the United States and has held twenty-two Grand Prix of Long Beach events. The 1996 Grand Prix had the second highest paid attendance of any Indy car race, second only to the Indianapolis 500.

In addition to operating temporary circuit events, the Company owns two permanent racing facilities. The Company is in the process of extensively reconfiguring Gateway International Raceway, the permanent motorsports facility in Madison, Illinois (near St. Louis) which the Company acquired in November 1994, into a major regional multipurpose motorsports facility. The reconfigured facility will feature an oval track with an initial seating capacity of 45,000 and which can be expanded to over 85,000 in the future, a road course, and a national caliber 1/4 mile drag strip with initial seating for 20,000 and eventually 35,000, at which the Company held the facility's first special event in September 1996.

The Company is currently engaged in making modifications and improvements necessary to bring Memphis Motorsports Park, in Millington, Tennessee, the permanent facility which it acquired in June 1996, up to current professional motorsports standards. Memphis Motorsports Park has a national caliber 1/4 mile drag strip, which hosted the NHRA Mid-South Nationals in June 1996, and when improvements are completed will have two oval tracks as well as a road course.

Initially the Company anticipated it would complete improvements to the permanent facilities in stages, as major event sanctions were obtained. However, improvements to both facilities have been accelerated because the Company has been able to secure several major event sanctions for the 1997 season, thereby requiring the improvements to be completed sooner than initially anticipated. When completed, both facilities will also have the capacity to host major stock car and Indy car races.

In 1997, Gateway International Raceway will host the Motorola 300 PPG CART World Series for Indy cars on May 22-24, the NHRA Craftsman Nationals Presented by PartsAmerica on June 26-29, and a NASCAR Busch Series, Grand National Division event for stock cars on July 24-26. Gateway International Raceway also plans to host special events, as well as local and regional weekly events during the months of March through October.

Memphis Motorsports Park will host an ARCA Super Car and USAC Silver Crown event on September 12-14, 1997 and the NHRA Pennzoil Nationals Presented by AutoZone on October 2-5, 1997. Additionally, Memphis Motorsports Park will host special events, as well as local and regional events on a weekly basis during the months of March through November.

Although in prior years the Company has derived the majority of its revenues from the Grand Prix, when planned construction is completed and the calendar of events is finalized at the two new permanent facilities, its reliance on the Grand Prix as its primary revenue producer will diminish.

A major business strategy of the Company has been, and will continue to be, the maximization of its workforce and the race related operating equipment which has been acquired over the years to meet the annual requirements of hosting in excess of 200,000 spectators at the Grand Prix. The Company accomplishes this by renting its temporary structures and electrical equipment to other event operators and providing consulting and marketing services to other entities. While both Gateway International Raceway and Memphis Motorsports Park will need a relatively limited amount of temporary equipment to meet peak demands, the Company intends to enter the equipment rental business in those markets as it has done in California. In addition to rental of temporary structures and electrical services for other special events, the Company will continue to provide marketing and promotional services for other entities, as well as media production services and merchandise/souvenirs for all three of its venues - Long Beach, Gateway International Raceway and Memphis Motorsports Park.

The Company is increasing its staff at the corporate offices to support national activities, as well as increasing regional staff at its permanent facilities. The Company, now employs 59 full time and 8 year-round part-time employees. The Company plans to hire seasonal employees as required to supplement its permanent staff at all locations. The Company is a party to collective bargaining agreements with the Construction Laborers, Local 507 for seasonal employees only in connection with construction related to the Grand Prix, and with the International Brotherhood of Electrical Workers, Local 831 for its electrical services division. Employees subject to collective bargaining agreements have had good relationships with the Company. No work stoppages have occurred and none are expected.

Recent Developments
-------------------

Subsequent to November 30, 1996, the Company entered into a letter of intent for a three year agreement with CBS to broadcast the NASCAR Busch Series Grand National event to be held at Gateway International Raceway. In addition to the payment of a rights fee, CBS has agreed that the Company's teleproductions division, Grand Prix Teleproductions, will be responsible for providing below-the-line production facilities for CBS at the site.

The Company has also recently entered into a letter of intent for a one year sponsorship agreement with renewal options, for Motorola to be the event title sponsor of the PPG CART World Series event to be held at Gateway International Raceway May 22-24, 1997.

On January 27, 1997, the Company entered into a ten year lease (with four five-year renewals) of twenty acres for the purpose of providing overflow parking for major events on a neighboring golf course, and on February 7, 1997 entered into a five year lease with a neighboring landowner commencing March 1, 1997 covering 14.285 acres for major event parking.

On December 17, 1997, the Company entered into a one year contract with NASCAR for a 300 mile Busch Series Grand National event to be held at Gateway International Raceway on July 24-26, 1997.

RISK FACTORS

The Company's future results may be affected by risks and uncertainties, which include but are not necessarily limited to the following.

Factors Affecting Earnings and Stock Price
------------------------------------------

The statements contained in this report on Form 10-KSB which are not purely historical, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. The risk factors set forth in the Company's previous reports on Forms 10-KSB, 10-QSB and Annual Reports to shareholders should be consulted. Among the factors which could cause actual results to differ materially are weather and construction delays, failure to obtain or the loss of sanctioning, sponsorship agreements and/or government approvals, competition, manpower overload, and seasonality.

Weather and Construction Delays
-------------------------------

Adverse weather conditions could cause delays in construction at both Gateway International Raceway and Memphis Motorsports Park which could ultimately affect the ability of those facilities to host one or more of the major events currently scheduled to be held in 1997. Weather conditions could also cause the cancellation or postponement of one or more events. Construction delays resulting from various other factors could also adversely effect the Company's ability to meet the completion deadlines necessary to host the major events scheduled in 1997 at Gateway International Raceway and Memphis Motorsports Park. The Company's inability to host those events as scheduled could have a material adverse effect on its business, revenues and financial condition.

Importance of Sanctioning Contracts
-----------------------------------

The success of the Company depends in large part on its ability to attract and retain national racing events sanctioned by motorsports' principal governing bodies, particularly at its two new permanent facilities, Gateway International Raceway and Memphis Motorsports Park. To date, the Company has been able to secure three such events for Gateway International Raceway and two for Memphis Motorsports Park. For Gateway International Raceway, the Company has agreed to enter into a four year contract with CART for annual events, a three year lease with the NHRA for national events with options for an additional 10 years, and a one year agreement with NASCAR for one event. For Memphis Motorsports Park, the Company has two years remaining on its agreement with the NHRA for annual national events, and had entered into a one year agreement with ARCA for a national championship stock car event, and a three year agreement with USAC for Silver Crown Championship series annual events. The Company has two years remaining on its sanction agreement with CART for the Grand Prix at Long Beach with options through the year 2000. The inability of the Company to maintain sanction agreements at this level would likely result in lower than anticipated revenues for the Company from admissions, promotions, sponsorships, hospitality, concessions, and merchandise, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

Competition
-----------

The Company's racing events compete with other sports and recreational events scheduled on the same dates, as well as with motorsports racing events sanctioned by various other racing bodies. Racing events sanctioned by different organizations are often held on the same dates at different tracks. The Company will be competing with other track owners for the patronage of motor racing spectators as well as for promotions and sponsorships. The Company's Long Beach agreement with CART grants it the exclusive right to conduct a CART sanctioned Indy car race in Southern California; however, the agreement further provides that California Speedway, a new oval superspeedway currently being constructed in Fontana in Southern California, may be granted a CART sanctioned Indy car race so long as such race is not held within a period of several months before or after the Grand Prix, which is traditionally held in April. The California Speedway has recently secured a CART sanctioned Indy car event for September 1997 and a NASCAR sanctioned event to be held in June 1997. The conduct of such competing events by California Speedway could have a material impact on attendance, sponsorships and other revenues from the Grand Prix.

Manpower Overload
-----------------

Despite the addition of several new full time people to the corporate and regional staff, it should be noted that the Company has never before faced the challenge of organizing and promoting six major events in one year. Although the Company believes that the local staff assembled at Gateway International Raceway and Memphis Motorsports Park is comprised of capable, experienced individuals, those staff members have never worked together as a team on a major event such as those currently scheduled to take place at Gateway International Raceway and Memphis Motorsports Park in 1997. Furthermore, the Long Beach staff has never undertaken the promotion and operation of more than three major events in one year. Commencing with the 1997 racing season, the Company's staff will be expected to utilize its experience and expertise in promoting and operating six major events. The inability of the current staff to meet the deadlines and budgets involved in each of the events could have a material adverse effect on the business and revenues of the Company.

Seasonality
-----------

Historically, most of the Company's revenues have been derived from the annual Grand Prix held each April. The Company has traditionally reported operating losses during each of its other three fiscal quarters. It is anticipated that as Gateway International Raceway and Memphis Motorsports Park increase their operations, the Company's new second, third and fourth quarters will produce operating profits, however, it is still anticipated that the Company's revenues will remain substantially seasonal for at least the next several years.
Further, the Company anticipates that Gateway International Raceway and Memphis Motorsports Park will have very limited, if any, racing during the winter season and, accordingly, it is anticipated that during the period from November through February the Company will continue to have minimal revenues resulting in an operating loss during its first fiscal quarter.

Government Approvals
--------------------

Operation of the Grand Prix is dependent upon obtaining a permit from the City of Long Beach to hold the race on city streets. The Company has such a permit through the year 2010. Traditionally, the city has been cooperative in working with the Company with respect to the terms of the permit and in extending the term thereof; however there is no assurance that the City of Long Beach will extend the permit after the year 2010.

Sponsorship Contracts
---------------------

The Company derives a substantial portion of its annual revenues from sponsorship agreements, including title sponsorship of its various events, sponsorship of its permanent venues, and "official product" sponsorships. The Company's title sponsorship agreements include a contract with Toyota Motor Sales U.S.A. for title sponsorship of the Grand Prix through the year 2000; an understanding for a one year agreement with Motorola for title sponsorship of Gateway International Raceway's CART Indy car race in May 1997, with renewal options; a three year agreement with Sears Craftsman to be the sponsor for the NHRA event at Gateway International Raceway; and an agreement with the NHRA for Pennzoil to be the sponsor of the NHRA event at Memphis Motorsports Park through the 1998 event. Loss of these title sponsorship or other major sponsorship agreements or failure to secure such sponsorship agreements in the future could have a material adverse affect on the Company's revenues.

Government Regulation of Sponsors
---------------------------------

The Company derives a significant portion of its revenue each year from sponsorship and advertising by various companies. Tobacco and liquor companies have traditionally sponsored motorsports events. In August 1995, the U.S. Food and Drug Administration announced proposed regulations which, if implemented, could potentially restrict tobacco industry sponsorship of sporting events. Revenue from tobacco company sponsorships amounted to approximately 7% of the Company's total sponsorship revenue in the fiscal year ended June 30, 1996. Government regulations restricting advertising by tobacco, liquor and other potential sponsors could adversely impact the Company's revenues, as well as the motorsports industry as a whole, and there is no assurance that alternate sponsors could be obtained.

Reliance on the Grand Prix of Long Beach
----------------------------------------

Traditionally, the Company has obtained in excess of 80% of its annual revenues from the Grand Prix. In fiscal year ended June 30, 1996, the Grand Prix accounted for 72% of the Company's revenues. Once Gateway International Raceway and Memphis Motorsports Park are fully operational and have completed one racing season with major events, the impact of those facilities on the Company's revenue could be significant. Until that time, although the Company is diversifying its operations, the Company expects that the Grand Prix will continue to account for a significant portion of its revenues and operating income. Although the Company has operated a racing event on the streets of Long Beach for 22 years, there can be no assurance that the Grand Prix will continue to be successful. Although the Company has an agreement with the City of Long Beach to operate the Grand Prix through 2010, and with CART to sanction the Grand Prix Indy car race through 1998, which may be extended to 2000 at the option of the Company, the loss or cancellation of either of these agreements could have a material adverse effect on the financial viability of the Company.

Insurance
---------

The Company maintains insurance policies that provide coverage within limits that are sufficient, in the opinion of management, to protect the Company from material financial loss incurred in the ordinary course of business. The Company also purchases special event insurance for motorsports events to protect against race related liability. The Company maintains "key man" insurance on its key corporate executives. However, there can be no assurance that such insurance will be adequate at all times and in all circumstances. If the Company is held liable for damages beyond the scope of its insurance coverage, its business, financial condition and results of operations could be materially and adversely affected.

Patents, Trademarks, Copyrights
-------------------------------

The Company has registered the following trademarks: "Long Beach Grand Prix", "U.S. Grand Prix West", "200 MPH Beach Party", "LBGP" and others and regularly copyrights its artwork, including poster art and artwork for tee shirts sold at the Grand Prix and at Gateway International Raceway and Memphis Motorsports Park. The Company recently patented a safety barrier. Although the Company takes care to protect its intellectual property, the loss of any of these trademarks or copyrights would not, in the opinion of management, have a material adverse effect on the revenues of the Company.

ITEM 2.   PROPERTIES
          ----------

Long Beach Properties
---------------------

The Company owns its principal executive offices at 3000 Pacific Avenue, Long Beach, California, which consists of approximately 82,000 square feet of land and a building with approximately 50,000 square feet of office and warehouse space. The executive offices are encumbered with a first trust deed loan from Harbor Bank and a second trust deed loan from the U.S. Small Business Administration, which were used to acquire and improve the property in 1992
(See Note 5 of Notes to Consolidated Financial Statements included elsewhere herein). The Company leases a 750 square foot ticket office in downtown Long Beach for the sale of Grand Prix tickets and souvenirs and also leases storage facilities in Long Beach for its equipment and structures when not in use. In the opinion of the Company's management, these facilities are adequately covered by insurance.

Gateway International Raceway Property
---------------------------------------

Gateway International Raceway is located on approximately 194 acres of land in Madison, Illinois, five miles from the St. Louis Arch. The Company owns approximately 49 acres of those 194 acres and has three long term leases (expiring in 2025, 2026, and 2070) for the remaining 145 acres, with purchase options.

Subsequent to November 30, 1996, the Company entered into a ten year lease (with four five-year renewals) of twenty acres for the purpose of providing overflow parking for major events on a neighboring golf course, and a five year lease commencing March 1, 1997 covering 14.285 acres for major event parking. The Company is in the process of negotiating relationships with neighboring land owners to fulfill its major event parking needs. The Company has granted a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway International Raceway to SWIDA as security for the repayment of principal and interest on its $21.5 million loan from SWIDA (See Note 5 of Notes to Consolidated Financial Statements included elsewhere herein). Using the SWIDA loan proceeds and certain proceeds from the IPO, the Company is in the process of extensively reconfiguring and developing Gateway International Raceway into a major regional multipurpose motorsports facility capable of hosting the motorsports industry's top-tier events, a law enforcement training program, as well as continuing to host a variety of local and regional events. The redevelopment includes replacing most of the existing facility and putting in place a new infrastructure, including electrical service, a sanitation system, a ground water drainage system, and ingress and egress roads for new parking facilities, as well as four new tracks, a drag strip tower, an oval suite tower, administrative offices, walkways, concession stands and grandstands capable of initially hosting 45,000 spectators per event at the oval and 20,000 per event at the drag strip and eventually 85,000 per event at the oval and 35,000 per event at the drag strip. Construction of the first phase which includes the drag strip, was originally scheduled for completion at the end of September, 1996; this was accelerated to the end of August, 1996 and the facility ran its first event on the weekend of September 7-8, 1996. The second phase of the facility, the oval and the road courses, is currently ahead of the original construction completion date and is now scheduled for completion in early May, 1997. Management believes that the insurance coverage it maintains on this property is adequate.

Memphis Motorsports Park Property
---------------------------------

On June 28, 1996, the Company acquired Memphis Motorsports Park, 374 acres of land approximately ten miles northeast of downtown Memphis Motorsports Park, Tennessee with part of the proceeds from its IPO. Memphis Motorsports Park is located in the southwest corner of Tennessee which is one of the fastest growing national distribution centers in the United States. The facility, which was constructed in 1987, currently has a regulation NHRA drag strip, a road course and two oval tracks, eighteen corporate suites, 5,500 permanent grandstand seats and 14,238 portable grandstand seats. The Company has started making needed improvements and expansions to Memphis Motorsports Park, including converting the existing combination 3/8 mile clay oval to a 7/8 mile paved oval (although originally planned as a 9/10 paved oval, recent engineering surveys indicate that it would not be economically sound to convert to a 9/10 paved oval), modifying the road course and increasing the seating capacity to enable this regional facility to be eligible to acquire additional nationally sanctioned motorsports events as well as to continue to host local and regional events. Engineering plans are underway for the design of the expanded oval, and the addition of a 1/4 mile dirt oval for the purpose of preserving the ongoing dirt racing activities for which there is a considerable market. In the opinion of the Company's management, the property is adequately covered by insurance.

Prior to the acquisition of each of its major properties, the Company obtained Phase I Preliminary Site Assessment environmental reports. None of these reports indicated any material environmental contamination. Because Phase I reports do not include testing of soil, water or air samples, it is possible that there may be undetected environmental contamination at one or more of the Company's properties. The seller of Memphis Motorsports Park facility has agreed to undertake the removal and clean up of any contamination related to the underground fuel storage tanks located on the property which might be found, as well as other items mentioned on the Phase I report at no expense to the Company. To date, the underground fuel storage tanks have been removed and no contamination has been found.

ITEM 3.   LEGAL PROCEEDINGS
          -----------------

The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

During the five month transition period ending November 30, 1996 there were no matters voted upon by the shareholders.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
          --------------------------------------------------------

The Common stock of the Company began trading on June 25, 1996 (subsequent to the initial public offering) on the Nasdaq National Market under the symbol GPLB. Prior to the offering in June 1996, no established public trading market existed. The following table sets forth the high and low quotations from Nasdaq during the five month transition period.

                                               Common Stock Price
                                               ------------------
                                                 HIGH      LOW

Transition period ended November 30, 1996       10-1/8      8

The number of record holders of the Company's Common stock as of January 31, 1997 was 3,640,565. The Company has not paid a dividend with respect to its Common stock since the IPO, and the Company does not anticipate paying dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
          ---------------------------------------------------------

The following discussion and analysis should be read in conjunction with Item 1. Business, with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere herein.

BASIS OF PRESENTATION

MAJOR EVENT REVENUES. Major event revenues for periods prior to 1996 only include revenues from the Grand Prix. In 1996, major event revenues include revenues earned from the Grand Prix and the nationally sanctioned NHRA event held in June 1996 at Memphis Motorsports Park.

ADMISSIONS. The Company's admissions revenue represents ticket sales in connection with the major events. Ticket sales revenue, whenever collected, is considered earned upon completion of the related event. A substantial portion of the Company's ticket sales revenue is collected in advance of the event to which it relates.

SPONSORSHIPS. The Company's sponsorship revenue includes corporate sponsorships for major events received in accordance with negotiated contracts with a diverse group of sponsoring companies and print advertisers. The terms of the contracts change from time to time.

ANCILLARY. Ancillary revenues for major events include, in declining order of contribution, hospitality, broadcast services, merchandising, lifestyle/auto expo and concessions.

OTHER OPERATING REVENUES. The Company generates other operating revenues from promotion, marketing and public relations consulting services, and rentals of grandstands, structures and related equipment services. The Company also generated revenues from special, local and regional motorsports events and related concessions, as well as venue sponsorships at Gateway International Raceway starting in November 1994 and at Memphis Motorsports Park starting in June 1996.

EXPENSES. The Company classifies its expenses to include major event expenses, other operating expenses, general and administrative expenses, and depreciation. Major event expenses principally include sanction fees, circuit construction costs, operational direct expenses, marketing, advertising and public relations, costs of souvenir sales, ticket sales expenses and city service fees. Sanction agreements require race promoters to pay fees and provide services to the relevant sanctioning body during the event. Other operating expenses include expenses directly related to marketing and public relations consulting services, structures and electrical services. Direct expenses of operating Gateway
International Raceway are included starting in November 1994 and Memphis Motorsports Park in June 1996. General and administrative expenses include wages and other general expenses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED JUNE 30, 1995 AND 1996 AND THE FIVE MONTH TRANSITION PERIOD ENDED NOVEMBER 30, 1996

The table below sets forth revenues and expenses as a percentage of total revenue for the years ended June 30, 1995 and 1996 and the five month transition period ended November 30, 1996.

                                                                           5 months
                                           Year ended      Year ended        ended
                                         June 30, 1995   June 30, 1996   Nov 30, 1996
                                         --------------  --------------  --------------
Revenues:
Major event revenues
  Admissions...........................           36.7%           36.4%            0.0%
  Sponsorships.........................           21.7            19.9             0.0
  Ancillary............................           25.7            25.5             0.0
                                                 -----           -----          ------
  Total major event revenues...........           84.1            81.8             0.0
Other operating revenues...............           15.9            18.2           100.0
                                                 -----           -----          ------
  Total revenues.......................          100.0           100.0           100.0
                                                 -----           -----          ------

Expenses:
  Major event expenses.................           48.5            47.3             0.0
  Other operating expenses.............           12.5            12.9            51.5
  General and administrative expenses..           19.3            21.1           117.1
  Depreciation.........................            3.2             3.0            34.1
                                                 -----           -----          ------
  Total operating expenses.............           83.5            84.3           202.7
                                                 -----           -----          ------

Operating income (loss)................           16.5            15.7          (102.7)
Other expense..........................           (1.2)           (0.7)           (6.5)
(Provision) benefit for income taxes...           (6.3)           (6.3)           40.7
Extraordinary expense..................           (0.3)            0.0             0.0
                                                 -----           -----          ------
Net income (loss)......................            8.7%            8.7%          (68.5)%
                                                 =====           =====          ======

FIVE MONTH TRANSITION PERIOD ENDED NOVEMBER 30, 1996 COMPARED TO THE FIVE MONTH PERIOD ENDED NOVEMBER 30, 1995 (UNAUDITED)

MAJOR EVENTS. The Company did not hold any major events July through November 1995 or 1996. All revenues collected during these months related to major events are deferred until completion of the related event. All direct major event expenses incurred during July through November are deferred until completion of the related event.

OTHER OPERATING REVENUES. Other operating revenues increased by $364,000 or 22.8%, primarily as a result of five months of revenues at Memphis Motorsports Park in 1996 not operated by the Company in 1995 and increases in revenues from grandstand rentals. While the Company anticipates that the dollar amount of other operating revenues and expenses will increase in 1997, with the redevelopment of Gateway International Raceway and the expansion of Memphis Motorsports Park, other operating expenses as a percentage of other operating revenues is anticipated to remain relatively constant.

OTHER OPERATING EXPENSES. Other operating expenses increased by 30.2% from 1995 to 1996, or 2.9% as a percentage of other operating revenues from 48.6% in 1995 to 51.5% in 1996, primarily due to the change in other operating revenues as described above.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by $975,000 from 1995 to 1996, and as a percentage of total revenues, increased from 82.7% in 1995 to 117.1% in 1996. This increase is due to several factors including five months of expenditures related to Memphis Motorsports Park ($254,000), administrative costs related to operating Gateway International Raceway ($136,000), increases in the number of employees over the prior period and increases in professional fees pertaining mainly to reporting requirements of a public company.

DEPRECIATION. Depreciation expense of $668,000 for the five months ended November 30, 1996 increased $503,000 or 304.8%, from the five months ended November 30, 1995. This increase is attributable to five months of depreciation expense on Memphis Motorsports Park capital assets in 1996, depreciation on the completed drag strip at Gateway International Raceway for three months, other Gateway International Raceway construction and corporate capital assets purchased during the current period.


YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

MAJOR EVENT REVENUES. The Company's total major event revenues of $12,477,000 for the year ended June 30, 1996 increased by $2,696,000, or 27.6%, from the year ended June 30, 1995 as discussed below.

Grand Prix
----------

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

The Company's current contract with Toyota Motor Sales, U.S.A., Inc., which has been the title sponsor of the Grand Prix since 1980, expires in 2000. Other contracts extend from one year to five years with various renewal options. Of the 27 sponsorship contracts in 1996, 13 contracts (which accounted for gross aggregate sponsorship revenues of approximately $694,300) expired after the 1996 event. The Company has renewed 10 contracts representing gross revenues of $803,000 and expects to renew or replace the remaining expired contracts prior to the 1997 Grand Prix; however, no assurance can be made that these agreements will continue to be renewed.

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

Memphis Motorsports Park
------------------------

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

Grand Prix
----------

Grand Prix major event expenses increased by 7.1% from 1995 to 1996, primarily as a result of increased sanctioning fees payable to CART, increases for additional spectator related expenses, insurance premiums and possessory interest property taxes. It can be expected that major event expenses will continue to increase from year to year.

Memphis Motorsports Park
------------------------

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

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 42% for the years ended June 30, 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

Prior to June 1996, the Company relied on cash flows generated from operations, predominantly from the Grand Prix, supplemented by bank borrowings to finance working capital, acquisitions and capital improvements. In June 1996, as further discussed below, the Company expanded its sources of capital through equity and debt transactions.

The Company's bank borrowings consist of short and long term obligations incurred in connection with specific capital improvements and expenditures. The Company's long term debt for Gateway International Raceway includes a first trust deed note to

SWIDA, secured by the Gateway International Raceway property, with an outstanding principal balance of $21,500,000 on November 30, 1996. Long term debt also includes first and second trust deed notes, secured by the Company's corporate office, which together had an outstanding principal balance of approximately $1,448,000 on November 30, 1996. Other long and short term debt, totaling in the aggregate $97,000 on November 30, 1996, consisted of various secured and unsecured borrowings (See Note 5 of Notes to Consolidated Financial Statements).

The Company's cash balance at November 30, 1996 was $10,214,000 compared to $12,308,000 at June 30, 1996, a net decrease of $2,094,0000, primarily attributable to funding operating losses for the five month transition period. The Company's restricted cash of $11,546,000 at November 30, 1996 included the funds restricted by the terms of the SWIDA loan to fund the Gateway International Raceway expansion project. The Company's deficit operating cash flows was $1,164,000 for the five months ended November 30, 1996, compared to positive operating cash flows of $2,630,000 for the year ended June 30, 1996. The negative operating cash flow is the result of no major event being held during the transition period. Net cash used by the Company in capital investments totaled $11,774,000 for the five month transition period ended November 30, 1996 as compared to $5,004,000 for the year ended June 30, 1996, an increase of $6,770,000, used primarily for the construction at Gateway International Raceway. Repayment of debt included in net financing activities was $158,000 for the five month transition period ended November 30, 1996 and $217,000 for the year ended June 30, 1996.

The Company anticipates that total expenditures related to the redevelopment of Gateway International Raceway will be approximately $24,000,000; $18,500,000 to be funded from the net SWIDA loan proceeds and $5,500,000 from the net initial public offering proceeds. Projected costs of the redevelopment assume that subcontractors adhere to the terms of their budgets, that adverse factors, such as labor problems and weather, are kept to a minimum and that significant design changes are not required. Any adverse changes in these items could materially increase redevelopment costs.

As more fully described in Note 5 of Notes to the Consolidated Financial Statements, the SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. Additionally, the Company is required to impose a 5% ticket surcharge on all nationally sanctioned motorsports events at Gateway International Raceway to establish an additional debt service reserve fund. Once $2,000,000 has been accumulated in this fund, excess funds then accumulating will be used to repay debt service annually, estimated to commence February 1, 2002.

The Company received net proceeds of $11,934,000 from the sale of Common stock in the initial public offering, of which the Company used $2,500,000 to fund a portion of the purchase price of Memphis Motorsports Park. The Company intends to use the balance of the proceeds to make $2,500,000 in improvements to Memphis Motorsports Park, to spend $1,500,000 to furnish and equip the Gateway International

Raceway Law Enforcement Driving School, $1,500,000 to construct an oval suite tower and administrative offices at Gateway International Raceway, $2,000,000 to accelerate additional improvements at Gateway International Raceway due to the three sanctioned major events awarded for 1997, to make $500,000 in additional improvements at Gateway International Raceway, with the remaining $1,434,000 for working capital and other general corporate purposes. The allocation of these proceeds to be used for the construction of improvements to Gateway International Raceway and Memphis Motorsports Park are based upon the Company's current best estimates of the cost thereof, and actual costs may vary depending on factors outside the control of the Company.

On June 28, 1996, the Company acquired substantially all of the assets of Memphis Motorsports Park, including approximately 374 acres of land. As consideration for the assets, the Company assumed certain debt totaling $2,500,000, which was repaid by the Company with a portion of the proceeds from the IPO and issued shares of its Series B Convertible Preferred stock valued at $2,500,000, as further described in Notes 2 and 7 of Notes to the Consolidated Financial Statements.

The Company's capital requirements will depend on numerous factors, including the rate at which the Company redevelops and improves Gateway International Raceway and Memphis Motorsports Park, establishes such facilities as profitable operations and acquires other motorsports facilities. In addition, the Company will have various ongoing needs for capital, including: (i) working capital for operations; (ii) routine capital expenditures to maintain and expand its Long Beach temporary circuit; and (iii) funds required to service corporate obligations, including the $21,500,000 obligation under the SWIDA loan. The Company believes the proceeds from its IPO together with proceeds from the SWIDA loan and earnings from the Grand Prix as well as the Gateway International Raceway and Memphis Motorsports Park major events will be sufficient to meet the Company's anticipated needs for working capital and capital expenditures through at least the next 12 months. Thereafter, the Company anticipates that, assuming the Company is successful in continuing to obtain additional nationally sanctioned events at Gateway International Raceway and Memphis Motorsports Park, revenues from Gateway International Raceway and Memphis Motorsports Park supplementing the Grand Prix revenue should be sufficient to provide the necessary working capital for the Company. However, there can be no assurance that the Company will not require additional financing or, if required, that equity or debt financing will be available on acceptable terms or at all.

OUTLOOK FOR 1997

Gateway International Raceway
-----------------------------

The Company has agreed with Motorola that it will be the title sponsor for its inaugural PPG CART Indy car race at Gateway International Raceway. The parties have agreed that the sponsorship contract will have a term of one year with renewal options. The Company has signed a letter of understanding with NHRA for Sears Craftsman to be the title sponsor of the annual NHRA national events at Gateway International Raceway. Other sponsorship contracts per major event have been signed for one year with various renewal options. Additional sponsorship contracts are expected to be signed prior to each major event.

Memphis Motorsports Park
------------------------

The Company continues its agreement with NHRA that Pennzoil will be the title sponsor of the National NHRA event through 1998. Additional sponsorship negotiations are expected for the three major (ARCA, USAC and NHRA) events to be held in 1997.

INFLATION

The effects of inflation on the Company's operations were not significant during the periods presented herein.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

For the five month transition period ended November 30, 1996, the Company adopted SFAS 121 and the pro forma disclosure provisions of SFAS 123 (the Company will continue to account for stock based compensation in accordance with APB Opinion No. 25). The adoption of SFAS 121 did not have a material impact on the financial statements and no pro forma disclosures were required for the adoption of SFAS 123 as no stock options have been granted for fiscal years beginning after December 15, 1995.


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

                                   PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------

DIRECTORS

The following persons are currently directors of the Company, having been elected at the last Annual Meeting of Shareholders which was held on December 9, 1996, for the term set forth above their names.

Three-year term:

Daniel S. Gurney, 65, was one of the founders of the Company and has served as a Director of the Company since 1975. Since 1964, Mr. Gurney has been the owner and Chief Executive Officer of All American Racers Incorporated of Santa Ana, California, a company which has designed and manufactured race cars known as "Eagles" for over thirty years. Mr. Gurney is an internationally known former Grand Prix, Sports Car, NASCAR and Indy car driver. Mr. Gurney graduated from Menlo College.

George S. Pellin, 56, has been a Director of the Company since 1988. Since 1984, Mr. Pellin has been the owner and General Manager of Pellin Automotive Products Company, Inc. which manufactures automotive parts in Los Angeles, California. Mr. Pellin is also the owner of George Pellin & Associates, a company involved in the sale of automotive electrical equipment and parts. Mr. Pellin earned a BS in Business from the University of Southern California in Los Angeles.

James Sullivan, 63, is one of the original shareholders of the Company and has served as a Director of the Company since 1980. Since 1983, Mr. Sullivan has been the owner of S.R.E. Industries, Burbank, California, a company which manufactures souvenir and promotional items with a large presence in the racing community. Mr. Sullivan was educated at the University of Arizona. He has been interested in racing since childhood and ran a Championship USAC Midget team in the late 1970's and early 1980's.

Two-Year Term:

Neil Matlins, 50, became a Director of the Company in August 1996. For the past five years, Mr. Matlins has been President of Matlins Financial Consulting, Inc. Mr. Matlins has managed funds for individuals and pension plans for 13 years. Mr. Matlins served three Illinois governors in appointed positions in budgeting, evaluation and economic analysis. Mr. Matlins earned an MA in Managerial Economics and Demography from Cornell University. He graduated from the University of

Virginia in 1968 with honors. He was elected to Phi Beta Kappa and became a Danforth Fellow.

James P. Michaelian, 53, has been employed by the Company since its inception in 1974 in various executive capacities and has been the Executive Vice President of the Company since 1988, Chief Operating Officer ("COO") since May 1996 and a Director since 1975. Mr. Michaelian also serves as the Executive Producer of Grand Prix Teleproductions, a division of the Company which is responsible for providing television broadcast services for the Grand Prix on ABC and ESPN. Mr. Michaelian holds an MBA from University of California, Los Angeles.

Christopher R. Pook, 55, founded the Company in 1974 and has since been the Chairman of the Board of Directors, Chief Executive Officer ("CEO") and President of the Company. In addition, Mr. Pook currently serves as a member of the Board of Governors of the California State University, Long Beach, is a California delegate appointed by President Clinton to the White House Conference on Travel and Tourism and is immediate past Chairman of the Greater Los Angeles World Trade Center Association. Mr. Pook is one of the original developers of the concept of modern-day racing through city streets in the United States.

One-Year Term:

Joseph F. Ainge, 67, is one of the Company's original shareholders and has served as a Director of the Company since 1975. Mr. Ainge has been Vice President of the Prime Electro Products Company, a distributor of electronic components, since 1990. Mr. Ainge earned a BS in Business Management and Marketing from the University of Utah in Salt Lake City.

Wayne Kees, 73, an original shareholder of the Company, has served as a Director of the Company since 1975. Mr. Kees has been retired for more than five years. Mr. Kees also serves as a member of the Board of Directors of Goodrich Petroleum Corporation and Sizzler International.

John R. Queen, III, 31, has served as a Director of the Company since April, 1996. Since 1991, Mr. Queen has been employed as a trader and analyst for Capital Research and Management Company, a money management firm based in Los Angeles, California. Mr. Queen holds a BS in Industrial Management from Purdue University.

COMPENSATION OF DIRECTORS

Non-employee directors receive compensation of $500 per board meeting attended and $500 per committee meeting attended. Prior to June 1996, they also received stock options. In December 1993, 149,395 shares of Common stock from the 1993

Stock Option Plan (See Note 8 to Notes to Consolidated Financial Statements) were set aside to be granted to the ten then existing non-employee directors in consideration of their past service to the Company. Each of those directors was granted an option to purchase one-tenth of the shares held in the pool, contingent upon their attendance at a minimum of four board meetings a year. Options granted to the directors were granted at an exercise price of $1.09 per share and were to vest over the subsequent five year period at a rate of 20% per year, the first 20% to vest in December 1994. None of the options has been exercised by existing or retired directors. Stock Option Agreements under the 1993 Stock Option Plan further provided that if any director were asked to resign, his or her options would become immediately vested. The Company further agreed to compensate the directors who have granted options by paying them the consideration necessary to exercise the 20% of the options which vested in December 1995. Of the ten then-existing non-employee directors, five are still board members and each has 60% of his options vested. The retired non-employee directors are still eligible to exercise their options, all of which immediately vested upon resignation. Options granted under the 1993 Stock Option Plan will continue to vest 20% per year for those current directors who received them, provided they attend at least four meetings a year. Directors are eligible to participate in the Company's 1996 Stock Option Plan; however to date no options have been granted under that plan.

BOARD MEETINGS

During the five month transition period ended November 30, 1996, the Board met in person four times. During the twelve months ended November 30, 1996, each of the Directors attended 75% or more of the aggregate of the total number of meetings of the Board of Directors held during the time he was a director, and the total number of meetings held by all committees of the Board on which he served during such period. In the five month transition period, all directors except Daniel Gurney attended 80% or more of the meetings of the Board and of the Committees upon which they served during their term of office.

COMMITTEES OF THE BOARD

Audit Committee. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews the independent public accountants' plans and results of the audit engagement, approves professional services provided by the independent public accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The Audit Committee currently consists of Messrs. Queen, Pellin and Ainge, all of whom are currently Directors of the Company.


Nominating Committee. The Nominating Committee selects and nominates qualified persons to serve as directors of the Company. The Nominating Committee currently consists of Messrs. Pook, Kees, Gurney and Ainge. Mr. Pook is currently an officer and Director of the Company and Messrs. Kees, Gurney and Ainge are currently Directors of the Company.

Compensation Committee. The Compensation Committee determines the annual compensation of executive officers and key employees of the Company. The Compensation Committee currently consists of Messrs. Sullivan, Kees and Ainge, none of whom are officers or employees of the Company but all of whom are Directors.

Stock Option Committee. The Stock Option Committee administers the Company's 1993 Stock Option Plan and its 1996 Employee and Director Stock Incentive Plan. The Committee determines who are to receive grants under these plans and the terms of all grants subject to the applicable provisions of the plans. The Stock Option Committee currently consists of Messrs. Pook, Michaelian, Kees, Queen, Gurney and Pellin, all of whom are Directors of the Company. Messrs. Pook and Michaelian are also officers of the Company.

Executive Committee. The Executive Committee has and exercises all of the powers and authority of the Board in the management of the business and affairs of the Company that may lawfully be delegated to it by the Board. The Executive Committee does not have the power to amend the Certificate of Incorporation or Bylaws of the Company, to adopt an agreement of merger or consolidation, to recommend to the shareholders the sale, lease or exchange of all or substantially all of the property and assets of the Company or the dissolution of the Company, to declare a dividend or authorize the issuance of stock, or to file bankruptcy. The Executive Committee currently consists of Messrs. Pook, Michaelian, Kees, Queen, Gurney and Pellin. Messrs. Pook and Michaelian are the Chief Executive Officer and Chief Operating Officer, respectively, and all of the committee members are Directors of the Company.

                     COMPLIANCE WITH SECTION 16(a) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's securities to file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the SEC and the National Association of Securities Dealers. Such officers, directors and ten percent shareholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of copies of such reports received or written representations from certain reporting persons, the Company believes that it complied with all Section 16(a) filing requirements applicable to its officers, directors and ten percent shareholders during the transition period ended November 30, 1996.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE COMPANY

Christopher R. Pook founded the Company in 1974 and has since been the Chairman of the Board of Directors, Chief Executive Officer and President of the Company. In addition, Mr. Pook currently serves as a member of the Board of Governors of the California State University, Long Beach, is a California delegate appointed by President Clinton to the White House Conference on Travel and Tourism and is immediate past Chairman of the Greater Los Angeles World Trade Center Association. Mr. Pook is one of the original developers of the concept of modern-day racing through city streets in the United States.

James P. Michaelian has been employed by the Company since its inception in 1974 in various executive capacities and has been the Executive Vice President of the Company since 1988, Chief Operating Officer since May 1996 and a Director since 1975. Mr. Michaelian also serves as the Executive Producer of Grand Prix Teleproductions, a division of the Company which is responsible for providing television broadcast services for the Grand Prix on ABC and ESPN. Mr. Michaelian holds an MBA from University of California, Los Angeles.

Marlene A. Davis has been the Chief Financial Officer of the Company since 1993. During 1992, Ms. Davis served as a financial consultant for Ron Harding Moving & Service Company. From 1989 to 1991, Ms. Davis was the Chief Financial Officer of HemoCue, a medical instrument distribution company. Ms. Davis holds a BS degree in Business Administration from the University of Southern California.

Gemma A. Bannon has been with the Company since 1982. She is Director of Administration, primarily responsible for management of human resources for the Company, and since 1990 has served as Corporate Secretary of the Company. She has also served as Executive Assistant to the President of the Company since 1982. Ms. Bannon attended University of Toronto, in Toronto, Canada.

Dwight R. Tanaka has been employed by the Company for the past 19 years and has been the Vice President of Operations of the Company since 1984. In addition, Mr. Tanaka is the Chief Operating Officer of the Company's subsidiary responsible for the grandstand rental and installation business.

Michael S. Clark has been employed by the Company since 1988 and has served as Vice President of Marketing for the Company since 1991. Mr. Clark also serves as the Director of Marketing for Competitive Promotional Solutions, a division of the Company responsible for providing promotion, marketing and public relations services primarily for organizations involved in the motorsports industry. Mr. Clark holds a BS degree in Communications from the University of Texas.

Richard W. Lalor, Jr. has served as Vice President of Communications/Public Relations for the Company since January 1995. From 1992 to 1994, Mr. Lalor was responsible for motorsports public relations for Nissan Motor Corporation USA. From 1987 to 1991, Mr. Lalor was Director of Communications for the National Hot Rod Association.

Rodney G. Wolter was retained by the Company in October 1995 to serve as General Manager of Gateway International Raceway and to supervise the planned redevelopment of the Gateway facility. Since June 1996, he has been a Vice President of the Company. From 1987 to 1994, Mr. Wolter served as Manager of the Nebraska Motorplex in Scribner, Nebraska and was responsible for the operations of that motorsports facility. From 1962 to February 1993, Mr. Wolter served as a construction project manager for Kiewit Construction in Omaha, Nebraska.

Todd Bridges joined by the Company in June 1996 as General Manager of Memphis Motorsports Park. From 1991 to 1996, Mr. Bridges was the owner of Binex Outsourcing Services which provided management consulting services to various businesses, including Kansas City International Raceway, where he was Marketing/Operations Manager from 1988 to 1991. Mr. Bridges has been involved in motorsports for 20 years.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities during the last two fiscal years and the five month transition period ending November 30, 1996 by the Company's Chief Executive Officer and the Company's other three most highly compensated executive officers (the "Named Officers") whose total annual salary and bonus exceeded $100,000 during the twelve months preceding November 30, 1996.

                          SUMMARY COMPENSATION TABLE

                                                                               Long-Term Compensation
                                                                    -----------------------------------------------
                                  Annual Compensation                              Awards                   Payouts
                     ----------------------------------------------------------------------------------------------
         (a)            (b)      (c)       (d)         (e)                 (f)                (g)             (h)


                                                                                           SECURITIES        LONG-TERM
                       FISCAL                       OTHER ANNUAL      RESTRICTED STOCK     UNDERLYING        INCENTIVE
                       YEAR     SALARY    BONUS    COMPENSATION (1)       AWARDS (2)      OPTIONS/SARS (2)    PAYOUTS (2)
  NAME AND POSITION    ENDED     ($)       ($)          ($)                 ($)                (#)               ($)
--------------------------------------------------------------------------------------------------------------------------
Christopher R. Pook     5-mos    93,750      -           -                   -                  -                 -
Chairman, CEO and        6/96   185,390   112,194        -                   -                  -                 -
President                6/95   172,620   105,561        -                   -                  -                 -

James P. Michaelian     5-mos    72,917      -           -                   -                  -                 -
COO                      6/96   153,586    69,283        -                   -                  -                 -
                         6/95   141,173    66,127        -                   -                  -                 -

Dwight R. Tanaka        5-mos    41,490      -           -                   -                  -                 -
VP Operations            6/96   100,096    37,074        -                   -                  -                 -
                         6/95    94,814    31,850        -                   -                  -                 -

Michael S. Clark        5-mos    29,291     -            -                   -                  -                 -
VP Marketing             6/96    72,400    49,680        -                   -                  -                 -
                         6/95    65,975    40,425        -                   -                  -                 -
                                 (i)
                              ALL OTHER
                               COMPEN-
                              SATION (3)
  NAME AND POSITION              ($)
-----------------------------------------
Christopher R. Pook            $1,200
Chairman, CEO and               3,510
President                         -


James P. Michaelian               875
COO                             3,810
                                  -

Dwight R. Tanaka                  -
VP Operations                     -
                                  -

Michael S. Clark                1,188
VP Marketing                    3,498
                                  -

====================================================================================================================================

     Footnotes:

     (1) The aggregate amount of perquisites and other personal benefits, premiums for health, life and disability insurance, securities or property, given to each of the Named Officers valued on the basis of aggregate incremental cost to the Company was less than either $50,000 or 10% of such officer's total annual salary and bonus during the five month transition period and during fiscal years ended June 30, 1995 and June 30, 1996.

     (2) There were no grants of stock options, stock appreciation rights, or stock options granted in tandem with stock appreciation rights made by the Company during the five month transition period covered by this report or during its fiscal years ended June 30, 1996 or 1995 to the Named Officers. There were no exercises by any of the Named Officers of any stock options, stock appreciation rights or stock options granted in tandem with stock appreciation rights during the five month transition period ended November 30, 1996, or during fiscal years ended June 30, 1996 or 1995.

     (3) The amounts reported consist of matching contributions by the Company pursuant to its 401(k) Plan.

EMPLOYMENT AGREEMENTS

The Company has entered into an Employment Agreement dated as of May 16, 1996 with Christopher R. Pook to serve as the President and Chief Executive Officer of the Company through May 16, 2001 (the "Pook Employment Agreement"). Pursuant to the Pook Employment Agreement, Mr. Pook is to receive an initial base salary of $225,000 per year, which may be increased from time to time by the Board of Directors. Mr. Pook is also entitled to participate in any bonus plan, stock option plan or any other employee benefit or compensation plan that the Company may have in effect from time to time. Therefore, Mr. Pook's compensation involves a large percentage of pay which is "at risk" inasmuch as it is based on the performance of the Company. If Mr. Pook's employment is terminated as a result of a change in control of the Company, or otherwise terminated without cause by the Company, Mr. Pook will be entitled to receive a severance payment equal to 30 months of his full base salary, accelerated vesting of all outstanding stock options and other benefits, continued participation in all benefit plans for a period of 12 months following his termination and legal fees incurred by Mr. Pook with respect to contesting the termination of his employment agreement or securing performance of the terms of his employment agreement. The Pook Employment Agreement provides that the Company will indemnify Mr. Pook against any acts or omissions made by him in good faith while performing services for the Company. The members of the Compensation Committee consulted with Lipis Consulting, an independent compensation and benefits consultant, to draft the Pook Employment Agreement. The agreement was intended to recognize Mr. Pook's importance as the founder of the Company and to bring Mr. Pook's base salary in line with other executives in comparable positions in the industry, while continuing the Company's risk/reward philosophy by linking a significant part of his compensation to the bonus plan described below.

The Company has entered into an Employment Agreement dated as of May 16, 1996 with James P. Michaelian to serve as the Chief Operating Officer of the Company through May 16, 2001 (the "Michaelian Employment Agreement"). Pursuant to the Michaelian Employment Agreement, Mr. Michaelian is to receive an initial base salary of $175,000 per year, which may be increased from time to time by the Board of Directors. Mr. Michaelian is also entitled to participate in any bonus plan, stock option plan or any other employee benefit or compensation plan which the Company may have in effect from time to time. A significant portion of Mr. Michaelian's compensation is also "at risk" and based on performance. If Mr. Michaelian's employment is terminated as a result of a change in control of the Company, or otherwise terminated without cause by the Company, Mr. Michaelian will be entitled to receive a severance payment equal to 30 months of his full base salary, accelerated vesting of all outstanding stock options and other benefits, continued participation in all benefit plans for a period of 12 months following his termination and legal fees incurred by Mr. Michaelian with respect to contesting the termination of his employment agreement or securing performance of the terms of his employment agreement. The Michaelian Employment Agreement provides that the Company will indemnify Mr. Michaelian against any acts or omissions made by him in good faith while performing services for the Company. The members of the Compensation Committee consulted with Lipis Consulting, an independent compensation and benefits consultant, prior to drafting the Michaelian Employment Agreement. The agreement was intended to recognize Mr. Michaelian's importance as a one of the original officers and directors of the Company and to bring his base salary in line with other executives in comparable positions in the industry, while continuing the Company's risk/reward philosophy by linking a significant part of his compensation to the bonus plan described below.

The Company also has employment agreements with other members of the senior management team, each of which is intended to implement the Company's risk/reward philosophy and each of which provides that in the event the Company terminates the employment of the employee, the Company shall pay 60 days severance to the employee plus all outstanding bonus incentives due to the employee.

STOCK OPTION AND STOCK INCENTIVE PLANS

1996 Employee and Director Stock Incentive Plan. In May 1996, the Board of Directors and shareholders of the Company approved the Company's 1996 Employee and Director Stock Incentive Plan (the "1996 Plan"). The 1996 Plan was adopted in order to enable the Company to attract, retain and motivate key employees and directors by providing for or increasing the proprietary interests of such persons in the Company. All directors and non-seasonal salaried employees of the Company are eligible to participate in the 1996 Plan. The 1996 Plan is administered by the Stock Option Committee of the Board of Directors (the "Committee"). Pursuant to the 1996 Plan, the Committee may grant, without limitation, any of the following awards to employees or directors: shares of Common stock or any option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to an equity security, or similar securities with a value derived from the value of an equity security (an"Award"). Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an Award may consist of one such security or benefit, or two or more of them in tandem or in the alternative. The Committee, in its sole discretion, determines all of the terms and conditions of each Award granted under the 1996 Plan.

An aggregate of 400,000 shares of Common stock have been reserved for issuance in connection with Awards made to employees and directors under the 1996 Plan. The 1996 Plan is effective for a period of 10 years, through May 2006. The Board of Directors of the Company may amend or terminate the 1996 Plan at any time and in any manner; provided, however, that no such amendment or termination may terminate or modify any Award previously granted under the 1996 Plan without the consent of the recipient of the Award. As of November 30, 1996, no grants of Awards have been made under the 1996 Plan.

1993 Stock Option Plan. In December 1993 the Company adopted its 1993 Stock Option Plan (the "1993 Plan"), which was approved and adopted by the Board of Directors and shareholders of the Company. The 1993 Plan is administered by the Stock Option Committee, but no further options will be granted under the 1993 Plan. The 1993 Plan was terminated in early 1996.

The exercise price of options granted to optionees under the 1993 Plan had to be equal to the fair market value of a share of Common stock on the date the option was granted (110% with respect to optionees who own at least 10% of the outstanding Common stock). All options granted under the 1993 Plan are non-qualified stock options.

Options to purchase an aggregate of 602,451 shares of Common stock have been granted under the 1993 Plan, all of which options (except for options to purchase 31,729 shares of Common stock which were granted in January 1995), were granted in December 1993 at an exercise price of $1.09 per share. None of the options so granted have yet been exercised.

        AGGREGATED OPTION/SAR EXERCISES IN FIVE MONTH TRANSITION PERIOD
            AND FIVE MONTH TRANSITION PERIOD END OPTION/SAR VALUES

         (a)                (b)          (c)                  (d)                           (e)

                                                                                    Value of Unexercised
                          Shares                     Number of Securities               In-the-
                       Acquired on      Value       Underlying Unexercised          Money Options/SARs at
                         Exercise     Realized    Options/SARs at 11/30/96(#)          11/30/96($)

        Name                (#)          ($)      Exercisable   Unexercisable   Exercisable   Unexercisable
        ----                ---          ---      -----------   -------------   -----------   -------------
Christopher R. Pook          0           $0        104,662          69,774      $906,369        $604,246
Chairman, CEO and
President

James P. Michaelian          0            0         65,220          43,480       564,817         376,545
COO

Dwight R. Tanaka             0            0         31,245          20,830       270,580         180,387
VP Operations

Michael S. Clark             0            0         19,037          12,691       164,862         109,908
VP Marketing

401(K) PLAN

On November 1, 1995, the Company adopted a 401(k) plan (the "401(k) Plan") pursuant to which employees who have completed at least one year of service with the Company if hired after November 1, 1995, and meet certain other eligibility requirements, may contribute, on a pre-tax basis, a percentage of the employee's total annual income from the Company, subject to certain Internal Revenue Code limitations. The Company may make matching contributions to the 401(k) Plan in its discretion, and for the first two years the Company has committed to make a matching contribution equal to 25% of employee contributions. All contributions are allocated to the employee's individual account. Contributions made by the Company to the 401(k) Plan vest 100% after the employee has been employed for five years.

BONUS PLAN

Since 1990, the Company has had in effect a three tier bonus plan in which year-round full-time salaried employees are eligible to participate (the "Bonus Plan") which is geared toward sharing the risk and reward achieved by the Company, as well as compensating personal initiative. In the first tier of the Bonus Plan a bonus is paid based on the Company's marketing department having surpassed its projected earnings for the Grand Prix event. This bonus is allocated among the members of the Company's marketing department as well as among the employees participating in the third tier of the Bonus Plan. The second tier of the Bonus Plan offers incentives to employees for bringing new business into the Company unrelated to the Grand Prix of Long Beach. Salaried employees in all departments of the Company are eligible to participate in the second tier of the Bonus Plan. The third tier of the Bonus Plan is based on the general profitability of the Company overall, and, with the exception of the Company's marketing department employees, all employees are eligible to participate in this third tier of the Bonus Plan; however, the senior executive officers of the Company receive most of the bonus compensation from this third tier of the Bonus Plan. Before any bonus is payable under the third tier of the Bonus Plan, the following financial goal must be met: the Company's pre-tax profits for the year in which the bonus is to be calculated must exceed the average of 75% of the pre-tax profits of the three previous years. In the Company's fiscal year ended June 30, 1996 an aggregate of $421,579 or approximately 18.5% of the Company's pre-tax profits were distributed pursuant to the Company's Bonus Plan. There will be no distributions under the Bonus Plan for the five month transition period ended November 30, 1996. The Bonus Plan may be terminated or modified at any time in the sole discretion of the Company.

LIMITATION OF LIABILITY

The Company's Articles of Incorporation and Bylaws contain provisions limiting the personal liability of directors to the Company or its shareholders and indemnifying directors, officers, employees and agents of the Company for actions, in their capacity as such, to the fullest extent permitted by law. In August 1994, each of the then-existing non-employee directors of the Company entered into an indemnification agreement with the Company pursuant to which the Company has agreed to indemnify the non-employee directors against expenses incurred by the non-employee director arising out of any act or omission of the director arising out of his or her duties as a director of the Company. The Company anticipates that it will enter into similar agreements with non-employee directors of the Company who became directors of the Company after August 1994. Further, the Pook
Employment Agreement and Michaelian Employment Agreement provide that the Company shall indemnify and hold harmless Messrs. Pook and Michaelian against any acts or omissions made by them in good faith while performing services for the Company. The Company has a directors and officers liability insurance policy.

At present there is no pending litigation or proceeding involving a director, officer, employee or agent of the Company where indemnification will be required or permitted. The Company is not aware of any threatened litigation or proceeding that may result in a claim for indemnification by any director or officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

The following table sets forth ownership of the Company's voting securities as of November 30, 1996 by (i) each person or group who is known by the Company to own beneficially more than 5% of the outstanding shares of each class of voting securities, (ii) each director, nominee director and named executive officer and
(iii) all executive officers, significant employees and directors as a group.

                                                        AMOUNT AND     PERCENTAGE OF
                                                        ----------     ------------
                                                         NATURE OF        CLASS
                                                         ---------        -----
NAME OF BENEFICIAL OWNER(3)            TITLE            BENEFICIAL      OUTSTANDING
---------------------------            -----            ----------      -----------
                                      OF CLASS           OWNERSHIP          (2)
                                      --------           ---------
                                                           (1)
Christopher R. Pook(4)                 Common             480,674           12.83%
James P. Michaelian(5)                 Common             241,720            6.52%
Dwight R. Tanaka(6)                    Common              86,449            2.35%
Michael S. Clark(7)                    Common              51,227            1.40%
Marlene A. Davis(7)                    Common              19,037            0.52%
Joseph Ainge(8)(14)                    Common              54,991            1.51%
Daniel S. Gurney(8)                    Common              91,806            2.52%
Wayne Kees(8)                          Common              54,991            1.51%
Neil Matlins (11)                      Common             107,225            2.95%
George Pellin(8)                       Common              68,160            1.87%
John R. Queen, III(9)                  Common              35,570            0.98%
James Sullivan(8)(10)                  Common              54,991            1.51%
Memphis International Motorsports      Series B           250,000           100.0%
    Park, Inc.(12)                     Preferred
Nicholas Company, Inc. (13)            Common             246,000            6.76%
All executive officers, significant    Common           1,404,421           35.49%
employees and directors
as a group (16 persons)(15)

Footnotes:

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common stock subject to options or warrants held by that person that are currently exercisable, or will become exercisable within 60 days from November 30, 1996, are deemed outstanding. Such shares, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Based on 3,640,565 shares of Common stock outstanding, and 250,000 shares of unregistered Series B Convertible Preferred stock outstanding.

(3) Unless otherwise noted, the address for each person listed is 3000 Pacific Avenue, Long Beach, California 90806. Unless otherwise noted, each person has sole voting and investment power over the shares of Common stock or Series B Mandatorily Redeemed Convertible Preferred stock listed opposite his or her name, subject to community property laws where applicable.

(4) Includes options to purchase 104,662 shares of Common stock exercisable within 60 days. Includes 65,805 shares of Common stock owned by Ellen Pook, the spouse of Mr. Pook.

(5) Includes options to purchase 65,221 shares of Common stock exercisable within 60 days.

(6) Includes options to purchase 31,245 shares of Common stock exercisable within 60 days.

(7) Includes options to purchase 19,037 shares of Common stock exercisable within 60 days.

(8) Includes options to purchase 8,964 shares of Common stock exercisable within 60 days.

(9) Excludes an aggregate of 212,871 shares and vested options of Common stock owned by Mr. Queen's father, grandmother and brother, of which shares Mr. Queen disclaims beneficial ownership.

(10) Includes 7,114 shares of Common stock owned by the spouse of Mr. Sullivan, also includes 41,799 shares of Common stock held by Mr. Sullivan as Trustee of the SRE Industries Pension Trust.

(11) Includes 66,600 shares of Common stock held by The Lincoln Fund LP, 18,750 shares of Common stock held by The Lincoln Fund Tax Advantaged LP, 15,625 shares of Common stock held by The Gordon Fund and 6,250 shares of Common stock held by Matlins Financial Consulting Inc. Profit Sharing Plan which are managed by Mr. Matlins.

(12) Represents shares transferred to the seller as part of the consideration for the purchase of Memphis Motorsports Park. Series B Mandatorily Redeemable Convertible Preferred shares are entitled to be voted in the same manner as Common stock. Series B shares are not registered. The address of Memphis International Motorsports Park, Inc. is P. O. Box 1651, Cordova, Tennessee 38088-1651.

(13) Includes 246,000 shares held by Nicholas Company, Inc., a Wisconsin corporation, an Investment Advisor registered under the Investment Advisor's Act of 1940, which acts as investment advisor to Nicholas Limited Edition, Inc., a Maryland corporation, an open end management investment company registered under the Investment Company Act of 1940, which retains beneficial ownership rights to vote the shares purchased by Nicholas Company, Inc. for its account. Nicholas Company, Inc. has the right to direct the investment of the shares it holds for Nicholas Limited Edition, Inc. Albert O. Nicholas, the president, director and majority shareholder of Nicholas Company, Inc. owns no shares for his individual account. The address of Nicholas Company, Inc, is 700 North Water Street, Milwaukee, Wisconsin 53202.

(14) All stock held in the names of Joseph Ainge and Constance Ainge as Trustees of the Ainge Family Revocable Living Trust.

(15) Includes all executive officers, significant employees and current directors of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

The Company has purchased certain merchandise in the normal course of business from a company owned by a member of the Board of Directors and from a company owned by the daughter and son-in-law of one of the executive staff, as described in Note 11 of Notes to Consolidated Financial Statements.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

  (a)  Exhibits.

       Exhibits required to be filed by Item 601 of Regulation S-B are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

  (b)  Reports on Form 8-K.

       Two reports on Form 8-K were filed during the transition period covered by this report, one relating to the acquisition of Memphis Motorsports Park which was filed July 10, 1996 and one relating to the appointment of Neil Matlins to fill a vacancy on the Board of Directors filed on September 18, 1996.



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 1997
                                    GRAND PRIX ASSOCIATION OF
                                    LONG BEACH, INC.


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

     Signature                           Title                                  Date
     ---------                           -----                                  ----
/s/ Christopher R. Pook            Chairman of the Board,                  February 27, 1997
-----------------------
CHRISTOPHER R. POOK                President and Chief Executive
                                   Officer (Principal Executive Officer)

/s/ James P. Michaelian            Chief Operating Officer and             February 27, 1997
-----------------------
JAMES P. MICHAELIAN                Director

/s/ Marlene A. Davis               Chief Financial Officer                 February 27, 1997
--------------------
MARLENE A. DAVIS                   (Principal Financial and
                                   Accounting Officer)

/s/ Joseph Ainge                   Director                                February 27, 1997
----------------
JOSEPH AINGE

/s/ Daniel Gurney                  Director                                February 27, 1997
-----------------
DANIEL GURNEY

/s/ Wayne Kees                     Director                                February 27, 1997
--------------
WAYNE KEES

/s/ George Pellin                  Director                                February 27, 1997
-----------------
GEORGE PELLIN

/s/ James Sullivan                 Director                                February 27, 1997
------------------
JAMES SULLIVAN

/s/ John R. Queen, III             Director                                February 27, 1997
----------------------
JOHN R. QUEEN, III

/s/ Neil Matlins                   Director                                February 27, 1997
----------------
NEIL MATLINS

                         INDEX TO FINANCIAL STATEMENTS
          GRAND PRIX ASSOCIATION OF LONG BEACH, INC. AND SUBSIDIARIES

                                                                                      Page
                                                                                      ----
Consolidated Financial Statements:
 Report of Independent Public Accountants...........................................  F-2
 Consolidated Balance Sheet as of November 30, 1996.................................  F-3
 Consolidated Statements of Income for the Years ended June 30, 1995 and 1996 and the Five Month Transition Period ended November 30, 1996...................  F-4
 Consolidated Statements of Shareholders' Equity for the Years ended June 30, 1995 and 1996 and the Five Month Transition Period ended November 30, 1996..........  F-5
 Consolidated Statements of Cash Flows for the Years ended June 30, 1995 and 1996 and the Five Month Transition Period ended November 30, 1996..........  F-6
 Notes to Consolidated Financial Statements.........................................  F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Grand Prix Association of Long Beach, Inc.:

We have audited the accompanying consolidated balance sheet of the Grand Prix Association of Long Beach, Inc. (a California corporation) and subsidiaries as of November 30, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended June 30, 1995 and 1996 and the five month transition period ended November 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Prix Association of Long Beach, Inc. and subsidiaries as of November 30, 1996, and the results of their operations and their cash flows for the years ended June 30, 1995 and 1996 and the five month transition period ended November 30, 1996, in conformity with generally accepted accounting principles.



                                                             ARTHUR ANDERSEN LLP
Los Angeles, California
February 27, 1997

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                          CONSOLIDATED BALANCE SHEET
                               NOVEMBER 30, 1996
                            (DOLLARS IN THOUSANDS)

                                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                          $   10,214
 Accounts receivable                                                       456
 Prepaid expenses and other current assets                                 245
 Deferred major event expenses                                             194
 Deferred income tax asset                                                 860
                                                                    ----------
    Total current assets                                                11,969
Property and equipment, net                                             22,279
Restricted cash                                                         11,546
Other assets                                                             1,092
                                                                    ----------
    Total assets                                                        46,886
                                                                    ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable, current                                             $       73
 Accounts payable                                                          680
 Other accrued liabilities                                                  49
 Accrued interest                                                          817
 Deferred major event revenues                                           1,424
                                                                    ----------
    Total current liabilities                                            3,043
Notes and bonds payable, long term                                      22,932
Deferred income tax liability                                              928
                                                                    ----------
    Total liabilities                                                   26,903
                                                                    ----------

Series B Mandatorily Redeemable Convertible Preferred stock;
 250,000 shares issued and outstanding                                   2,500
                                                                    ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value; 10,000,000 shares authorized                 -
 Common stock, no par value; 20,000,000 shares authorized; 3,641,000
    shares issued and outstanding                                       15,544
 Paid-in capital                                                           129
 Retained earnings                                                       2,193
 Shareholders' notes                                                      (383)
                                                                    ----------
    Total shareholders' equity                                          17,483
                                                                    ----------

    Total liabilities and shareholders' equity                      $   46,886
                                                                    ==========

The accompanying notes are an integral part of this consolidated balance sheet.

                    GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED JUNE 30, 1995 AND 1996 AND
            THE FIVE MONTH TRANSITION PERIOD ENDED NOVEMBER 30, 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         YEAR                  YEAR                       FIVE MONTHS
                                                         ENDED                 ENDED                         ENDED
                                                     JUNE 30, 1995         JUNE 30, 1996                NOVEMBER 30, 1996
                                                    --------------         -------------                -----------------
Revenues:
 Major event revenues
    Admissions                                      $        4,271         $       5,552                $               -
    Sponsorships                                             2,522                 3,033                                -
    Ancillary                                                2,988                 3,892                                -
                                                    --------------         -------------
      Total major event revenues                             9,781                12,477                                -
 Other operating revenues                                    1,845                 2,774                            1,960
                                                    --------------         -------------                -----------------
      Total revenues                                        11,626                15,251                            1,960
                                                    --------------         -------------                -----------------
Expenses:
 Major event expenses                                        5,638                 7,208                                -
 Other operating expenses                                    1,457                 1,971                            1,010
 General and administrative                                  2,249                 3,232                            2,295
 Depreciation                                                  371                   451                              668
                                                    --------------         -------------                -----------------
      Total expenses                                         9,715                12,862                            3,973
                                                    --------------         -------------                -----------------

Income (loss) from operations                                1,911                 2,389                           (2,013)

Other income (expense):
 Interest income                                                54                   119                              647
 Interest expense, net of capitalized interest
    of $186 for November 30, 1996                             (183)                 (174)                            (764)
 Other, net                                                     (5)                  (59)                             (10)
                                                    --------------         -------------                -----------------
      Total other income (expense)                            (134)                 (114)                            (127)
                                                    --------------         -------------                -----------------


Income (loss) before (provision) benefit for income
 taxes and extraordinary item                                1,777                 2,275                           (2,140)

(Provision) benefit for income taxes                          (735)                 (955)                             797
                                                    --------------         -------------                -----------------

Income (loss) before extraordinary item                      1,042                 1,320                           (1,343)

Extraordinary flood related losses (less related
 income tax benefit of $21 for June 30, 1995)                  (30)                    -                                -
                                                    --------------         -------------                -----------------

Net income (loss)                                            1,012                 1,320                           (1,343)

Dividends on Series B Mandatorily Redeemable
  Convertible Preferred stock                                    -                     -                              (44)
                                                    --------------         -------------                -----------------

Net income (loss) applicable to common stock        $        1,012         $       1,320                $          (1,387)
                                                    ==============         =============                =================

Income (loss) per share:
 Continuing operations                              $          .51         $         .62                $            (.38)
 Extraordinary item                                           (.01)                    -                                -
                                                    --------------         =============                =================
                                                    $          .50         $         .62                $            (.38)
                                                    ==============         =============                =================

Weighted average number of common and
 common equivalent shares outstanding                    2,026,640             2,137,351                        3,640,574
                                                    ==============         =============                =================

  The accompanying notes are an integral part of these consolidated financial statements.

                 GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           FOR THE YEARS ENDED JUNE 30, 1995 AND 1996 AND
        THE FIVE MONTH TRANSITION PERIOD ENDED NOVEMBER 30, 1996
                             (IN THOUSANDS)


                                       COMMON  STOCK          PREFERRED STOCK     PAID-IN    RETAINED    SHAREHOLDERS'
                                    ---------------------    -----------------
                                      SHARES       AMOUNT    SHARES     AMOUNT    CAPITAL    EARNINGS       NOTES         TOTAL
                                    ------------------------------------------------------------------------------------------------

BALANCE, June 30, 1994                1,960        $ 1,259        -     $    -    $   129    $ 1,250     $   (407)        $   2,231

     Repurchase of
     common stock                        (4)            (3)       -          -          -         (1)           -                (4)

     Cash received on
     shareholders' notes                  -              -        -          -          -          -            8                 8

     Net income                           -              -        -          -          -      1,012            -             1,012

                                    ------------------------------------------------------------------------------------------------

BALANCE, June 30, 1995                1,956          1,256        -          -        129      2,261         (399)            3,247

     Issuance of
     common stock                        23             25        -          -          -          -            -                25

     Repurchase of
     common stock                        (1)            (1)       -          -          -         (1)           -                (2)

     Cash received on
     shareholders' notes                  -              -        -          -          -          -           16                16

     Issuance of Series A
     redeemable preferred
     stock, net of issuance
     costs of $170                        -              -      313      2,330          -          -            -             2,330

     Conversion of Series A
     redeemable preferred stock         313          2,330     (313)    (2,330)         -          -            -                 -

     Issuance of common stock
     for cash in connection
     with the initial public
     offering, net of issuance
     costs of $1,566                  1,350         11,934        -          -          -          -            -            11,934

     Net income                           -              -        -          -          -      1,320            -             1,320

                                    ------------------------------------------------------------------------------------------------

BALANCE, June 30, 1996                3,641         15,544        -          -        129      3,580         (383)           18,870

     Net loss                             -              -        -          -          -     (1,343)           -            (1,343)


     Dividends                            -              -        -          -          -        (44)           -               (44)

                                    ------------------------------------------------------------------------------------------------

BALANCE, November 30, 1996            3,641        $15,544        -     $    -    $   129    $ 2,193       $ (383)         $ 17,483
                                    ================================================================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1995 AND 1996 AND
            THE FIVE MONTH TRANSITION PERIOD ENDED NOVEMBER 30, 1996
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR                YEAR              FIVE MONTHS
                                                                ENDED               ENDED                 ENDED
                                                            JUNE 30, 1995       JUNE 30, 1996       NOVEMBER 30, 1996
                                                            -------------       -------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $1,012            $  1,320           $      (1,343)
Adjustments to reconcile net income to net cash (used in)
 provided by operating activities:
    Depreciation                                                  371                 451                     668
    Minority investor's allocation of loss                        (27)                  -                       -
    Amortization of deferred financing costs                        -                   -                      30
    Interest earned on restricted cash                              -                   -                    (400)
    Gain on sale of assets                                       (159)                 (1)                     (2)
    Changes in assets and liabilities:
      Accounts receivable                                          14                (249)                    421
      Notes receivable                                              2                  (3)                      -
      Prepaid expenses and other current assets                   (43)                (80)                     94
      Accounts payable and other accrued liabilities              424               1,323                  (1,943)
      Accrued interest                                              -                   -                     817
      Deferred major event revenues                                 -                   -                   1,424
      Deferred major event expenses                                 -                   -                    (194)
      Other assets                                                  -                   -                      50
      Income taxes payable                                        193                (129)                      -
      Deferred income taxes                                       (88)                 (2)                   (786)
                                                               ------            --------                --------

    Net cash (used in) provided by operating activities         1,699               2,630                  (1,164)
                                                               ------            --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                            (506)             (2,400)                (11,774)
 Memphis acquisition                                                -              (2,604)                      -
 Restricted cash - construction fund                                -             (17,124)                 11,036
 Cash received for sale of assets                                 298                   4                      10
 Intangible assets                                                (45)                  -                       -
                                                               ------            --------                --------

    Net cash used in investing activities                        (253)            (22,124)                   (728)
                                                               ------            --------                --------

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1995 AND 1996 AND
            THE FIVE MONTH TRANSITION PERIOD ENDED NOVEMBER 30, 1996
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR                YEAR             FIVE MONTHS
                                                                ENDED               ENDED                ENDED
                                                           JUNE 30, 1995       JUNE 30, 1996       NOVEMBER 30, 1996
                                                           -------------       -------------       -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under notes payable                               $   91             $    16                 $     -
 Repayment under notes payable                                  (465)               (217)                   (158)
 Borrowings under loans payable                                    -              21,460                       -
 Repurchase of Common stock                                       (4)                 (2)                      -
 Restricted cash - debt service reserve fund                       -              (2,504)                      -
 Restricted cash - interest fund                                   -              (2,554)                      -
 Bond issuance costs                                               -              (1,048)                      -
 Proceeds from Series A Preferred stock sale, net                  -               2,330                       -
 Proceeds from initial public offering, net                        -              11,934                       -
 Dividends                                                         -                   -                     (44)
 Shareholders' notes                                               8                  16                       -
                                                              ------             -------                 -------

    Net cash (used in) provided by financing activities         (370)             29,431                    (202)
                                                              ------             -------                 -------

Net increase (decrease) in cash                                1,076               9,937                  (2,094)
Cash and cash equivalents at beginning of period               1,295               2,371                  12,308
                                                              ------             -------                 -------

Cash and cash equivalents at end of period                    $2,371             $12,308                 $10,214
                                                              ======             =======                 =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                  $  166             $   174                 $    60
    Income taxes                                              $  397             $   960                 $   199
  Cash received during the period for:
    Interest                                                  $   54             $   119                 $   622

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
 Conversion of accrued liabilities to notes payable           $  150             $     -                 $     -
 Intangible recorded on issuance of Common stock
    for minority interest in subsidiaries                     $    -             $    25                 $     -
 Series B Preferred stock issued for Memphis acquisition      $    -             $ 2,500                 $     -

  The accompanying notes are an integral part of these consolidated financial statements.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               NOVEMBER 30, 1996


NOTE 1 -  DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
          POLICIES:

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

In June 1996, the Company purchased Memphis Motorsports Park located in Millington, Tennessee. See Note 2 for acquisition details.

On December 9, 1996, the shareholders of the Company ratified a Board of Directors resolution to change the fiscal year end from June 30 to November 30. Unaudited results of operations for the comparable five month period ended November 30, 1995 are as follows:

         (Dollars in thousands, except per share data)

         Revenues                                                   $   1,596
         Loss from operations                                            (665)
         Loss before benefit for income taxes                            (806)
         Net income (loss)                                               (467)
                                                                    =========

         Income (loss) per share                                    $    (.23)
                                                                    =========
         Weighted average number of common shares outstanding       2,018,000
                                                                    =========

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

CONCENTRATION OF RISK
Balances on deposits at banks in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution per corporation. As of November 30, 1996, the uninsured portion of these balances held at banks aggregated $9,659,000. In addition, the Company has established certain restricted cash funds which are held by a trustee. See Note 3.

Accounts receivable represent unsecured balances due from its customers and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations.

A substantial portion of the Company's revenues (84% and 72% for the years ended June 30, 1995 and 1996, respectively) is earned in connection the annual Grand Prix race (normally in April) in Long Beach, California. In connection with the Grand Prix race, the Company has an agreement with the City of Long Beach to conduct certain open wheel racing one weekend a year through June 30, 2010. The Company has been conducting sanctioned Indy car events since 1984 and Championship Auto Racing Teams, Inc. ("CART") currently has an agreement which (including the option periods) expires in April 2000. Should these contracts be terminated or if the Company is not successful in extending the contracts, this would have a significant impact on the Company. Management is exploring other racing venues and other ancillary revenue sources in order to reduce the Company's reliance on the Grand Prix although there can be no assurance that it will be successful in doing so.

INVENTORIES
Inventories are stated at the lower of cost (weighted average) or market and consist principally of purchased finished product.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation is computed using the straight-line depreciation method over the estimated useful lives of the various classes of property and equipment, which range from five to thirty-one and a half years. Betterments, renewals and extraordinary repairs that extend the life of an asset are capitalized. Other repairs and maintenance are expensed.

INTANGIBLE ASSETS
Intangible assets, which consist primarily of a non-competition agreement, are amortized using the straight-line method over their estimated useful life of five years. For the years ended June 30, 1995 and 1996 amortization expense amounted to $25,000 and $14,000, respectively, and is included in general and administrative expenses. For the five month transition period ended
November 30, 1996, amortization expense amounted to $800.

DEBT ISSUANCE COSTS
Costs associated with the issuance of the Southwestern Illinois Development Authority ("SWIDA") loan have been capitalized and included in other assets in the accompanying consolidated balance sheet. These costs are being amortized over the life of the loan using the effective interest rate method and are included in interest expense in the accompanying consolidated statements of income. For the five month transition period ended November 30, 1996, amortization expense amounted to $30,000.

INCOME TAXES
The Company accounts for income taxes using the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred income tax assets is adjusted by a valuation reserve, if necessary, so that the net tax benefits are recognized only to the extent that they will be realized.

NON-MONETARY TRADE AGREEMENTS
The Company enters into agreements to exchange advertising, exhibit space, hospitality or event tickets for goods or services. The recorded value of the goods or services received is based on their fair market value. The recorded value of non-monetary trade agreements included within major event revenues for the years ended June 30, 1995 and 1996 amounted to $137,000 and $176,000, respectively. There were no such agreements recorded during the five month transition period ended November 30, 1996.

REVENUE RECOGNITION
The Company records race event and related revenues at the date the event is held. Revenues related to public relations and marketing services and other operating revenues are recorded as services are rendered.

DEFERRED COSTS
Direct costs associated with and incurred prior to major race events primarily consisting of deposits for convention facilities, hospitality facilities, construction of the racing circuit, sanctioning body fees and other direct costs are initially capitalized and then charged to expense at the date of the event. Indirect costs and period costs are charged to expense when incurred.

RECLASSIFICATION
Certain prior year amounts have been reclassified to conform with the current year presentation.

NET INCOME PER SHARE

Net income per share is calculated using the weighted average number of shares of Common stock outstanding during the period. The calculations are based on the treasury stock method. In accordance with this method, unexercised dilutive options and warrants are assumed to have been exercised at the beginning of the period or at the date of issuance, if later. The assumed proceeds are then used to purchase Common stock at the average market price during the period.
Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common stock issued for consideration below the estimated offering price of $10.00 per share and stock options and warrants issued with exercise prices below the offering price during the twelve month period preceding the initial filing of the initial public offering, have been included in the calculation of Common shares, using the treasury method, as if they were outstanding for all periods presented prior to the initial public offering. The effect of the Series A convertible stock issued at consideration below the initial public offering price was to increase the weighted average shares outstanding for the years ended June 30, 1995 and 1996 and the five month transition period ended November 30, 1995 by 62,500 shares. Stock options and warrants were not included in the weighted average shares for the five month periods ended November 30, 1995 and 1996 as they were anti-dilutive.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

The requirements of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of", ("SFAS 121") issued in March 1995 and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("SFAS 123") issued in
October 1995, are effective for financial statements for years that begin after December 15, 1995.

The Company adopted SFAS 121 for the five month transition period ended November 30, 1996 and there was no material impact on the current period financial statements.

The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for its fixed stock option plans. Accordingly, no compensation cost has been recognized. The Company adopted the disclosure method as permitted under SFAS 123 for the five month transition period ended November 30, 1996. The adoption of SFAS 123 had no impact on the Company as there were no options granted during the period from July 1, 1995 through November 30, 1996.


NOTE 2 - ACQUISITIONS:

GATEWAY INTERNATIONAL RACEWAY
-----------------------------

On November 8, 1994 the Company purchased specific assets of Gateway International Raceway for $280,000. The purchase price was allocated to track, building and equipment ($230,000), land ($5,000) and other assets ($45,000). Consulting agreements with the two previous owners for a term of one year and covenants not to compete with both individuals for a five year period were part of the purchase.

A former shareholder of the seller of the assets of the Gateway International Raceway purchased a minority (10%) interest in two new subsidiaries for $28,000. In February 1996, the Company acquired this 10% minority interest in exchange for 23,121 shares of the

Company's Common stock valued at approximately $1.09 per share (estimated market price at date of issuance).

MEMPHIS MOTORSPORTS PARK
------------------------

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


The allocation of the acquisition cost (based upon relative fair value of assets) was as follows:

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
                                        -----------
                                        $ 5,104,000
                                        ===========

Deferred income taxes have been recorded for the basis differential of the assets acquired between financial reporting purposes and tax purposes, as this acquisition has been structured as a non-taxable transaction. This transaction has been accounted for using the purchase method.

Unaudited pro forma results of operations of the Company assuming this transaction, the private placement as discussed in Note 6, and the SWIDA loan discussed in Note 5 had all taken place effective as of July 1, 1994 are as follows:


                                            Year ended June 30,
                                           ---------------------
                                            1995           1996
                                           ------         ------

 Revenues                               $14,478,000    $16,416,000
 Net loss                                  (181,000)       (38,000)
 Pro forma loss per share                     (0.05)         (0.01)
 Pro forma weighted average number
    of common shares outstanding          3,959,000      3,939,000


The pro forma loss per share calculated assuming that the Series B Convertible Preferred stock is not converted and deducting dividends related to the Series B Convertible Preferred stock ($105,000 for the years ended June 30, 1995 and 1996) would be $(0.08) per share and $(0.03) per share for the years ended June 30, 1995 and 1996, respectively.

NOTE 3 - RESTRICTED CASH:

The Company has established certain restricted cash funds as required by the SWIDA loan (see Note 5) which are held by the Trustee (Magna Bank & Trust) and consisted of the following as of November 30, 1996:


    Debt service reserve fund                  $ 2,561,000
    Interest fund                                2,609,000
    Construction fund                            6,376,000
                                               -----------
                                               $11,546,000
                                               ===========


These funds are invested in cash equivalents with a trust company.


NOTE 4 - PROPERTY AND EQUIPMENT:

Property and equipment as of November 30, 1996 consist of the following:


    Buildings                                  $ 3,841,000
    Safety systems and materials                 4,041,000
    Land                                         2,827,000
    Vehicles and equipment                       1,585,000
    Facilities                                   5,855,000
    Office furniture and fixtures                  882,000
    Equipment                                      704,000
    Construction in process                      6,142,000
    Other                                          781,000
                                               -----------
                                                26,658,000

    Less:  accumulated depreciation             (4,379,000)
                                               -----------
                                               $22,279,000
                                               ===========

The cost of fully depreciated property included above is $1,465,000.

Construction in process relates to the redevelopment of Gateway International Raceway and Memphis Motorsports Park and includes capitalized interest of $186,000.

NOTE 5 - NOTES AND LOANS PAYABLE:

Notes and loans payable as of November 30, 1996 are as follows:

SWIDA loan for Gateway redevelopment, net of $40,000
 original issue discount                                         $21,460,000

First trust deed on Long Beach office note payable to bank;
 bearing interest at a variable rate of prime plus
 2% per annum (10.25% at November 30, 1996); payable in
 monthly installments of principal and interest of $7,000
 through May 2002; final payment of principal and interest
 totaling $730,000 due June 2002.                                    775,000

Second trust deed on Long Beach office note payable to bank;
 bearing interest at 7.519% per annum; payable in monthly
 installments of principal and interest of $6,000 through
 December 2012.                                                      673,000

Other                                                                 97,000
                                                                 -----------
                                                                  23,005,000
Less:  current portion                                               (73,000)
                                                                 -----------
                                                                 $22,932,000
                                                                 ===========

The Company entered into an agreement with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from a Municipal Bond Offering (the "SWIDA loan") which issued "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)" municipal bonds in the aggregate principal amount of $21,500,000. The offering of the Bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the Bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan are irrevocably committed to complete all planned construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the Bonds. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the Bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property tax revenues to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt.

The Company has a line of credit agreement with a bank which allows the Company to borrow up to $150,000 with all amounts outstanding bearing interest at 9.25% and due and payable in February 1997. Maximum borrowings under this line of credit during the year ended June 30, 1996 were $94,000 with a weighted average balance for the period of $84,000. No amounts were outstanding as of November 30, 1996.

Aggregate annual maturities of long term debt are as follows:


       Years ending November 30,
       -------------------------

          1997                          $    73,000
          1998                               72,000
          1999                               40,000
          2000                              369,000
          2001                              622,000
          2002 - 2007                     5,688,000
          Thereafter                     16,141,000
                                        -----------
                                        $23,005,000
                                        ===========

Certain of these notes are secured by the Company's Long Beach office (land and building) with a net book value of $2,183,000. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway International Raceway with an approximate net book value of $951,000.

The carrying values of long term debt approximates their fair value.


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

The Company received net proceeds of $11,934,000 from the sale of 1,350,000 shares of Common stock offered at the initial public offering price of $10.00 per share (aggregate gross proceeds of $13,500,000), with the deduction of offering expenses and underwriting discounts ($1,566,000). The Company applied approximately $2,500,000 of the net proceeds to fund the acquisition of Memphis Motorsports Park, and intends to use the remaining proceeds to make improvements to Memphis Motorsports Park ($2,500,000), furnish and equip the Gateway Law Enforcement Driving School ($1,500,000), construct an oval suite tower and administrative offices at Gateway International Raceway ($1,500,000), accelerate construction of additional improvements at Gateway International Raceway due to the awards of three major sanctioned events in 1997 ($2,000,000), make additional improvements at Gateway

International Raceway ($500,000) and for working capital and other general corporate purposes ($1,434,000). The allocation of these proceeds to be used for the construction of improvements to Gateway International Raceway and Memphis Motorsports Park have been updated and are based upon the Company's current best estimates of the cost thereof, and actual costs may vary depending on factors outside the control of the Company.


NOTE 7 - MANDATORILY REDEEMABLE PREFERRED STOCK:

On June 28, 1996, the Company issued 250,000 shares of a new series of Preferred stock designated as Series B Convertible Preferred stock which is mandatorily redeemable (the number of shares of Series B Convertible Preferred stock was based upon the initial public offering price of the Common stock) for the acquisition of Memphis Motorsports Park. The Series B Convertible Preferred stock bears a cumulative 4.185% dividend rate paid quarterly and is convertible on a one-for-one basis at the option of the holders on or after June 30, 1997 into the Company's Common stock. If the Series B Convertible Preferred stock has not been converted into Common stock by December 31, 1998, the Company is obligated to redeem any outstanding Series B Convertible Preferred stock at a nominal consideration plus unpaid dividends and assume specified liabilities of the seller not to exceed $1,500,000.


NOTE 8 - STOCK REPURCHASE AND STOCK OPTION PLAN:

All options under the Company's 1990 Stock Option Plan were exercised and resulted in the Company receiving notes from employees, officers and board members with the stock received upon exercise of the option being pledged as collateral for these notes. The notes bear interest at 6.5% with interest only payable annually through December 1997 and are included under Shareholders' notes on the Balance Sheet.

The Company granted options to purchase 602,451 shares of Common stock pursuant to the Company's 1993 Stock Option Plan at an exercise price of $1.09 per share (estimated fair market value at date of grant) to certain key employees, officers and members of the Board of Directors. All options granted under the 1993 Stock Option Plan vest over a five year period and no stock options have been exercised under the 1993 Stock Option Plan which terminates December 13, 2003. As of November 30, 1996, approximately 391,350 shares have vested and are exercisable. Accelerated vesting was given to retiring board members participating in this plan and amounted to 29,879 additional vested shares included above.

In May 1996, the 1996 Employee and Director Stock Incentive Plan (the "1996 Plan") was approved with all directors and year-round salaried employees of the Company eligible to participate. Pursuant to the 1996 Plan, the Stock Option Committee may grant, without limitation, any of the following awards to employees or directors: shares of Common stock or any option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to an equity security, or similar securities with a value derived from the value of an equity security (an "Award"). Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares, and an Award may consist of one such security or benefit, or two or more of them in tandem or in the alternative. The Committee, in its sole discretion, determines all of the terms and conditions of each Award granted under the 1996 Plan. An aggregate of 400,000 shares of Common stock have been reserved for issuance in connection with Awards made to employees and directors under the 1996 Plan. No stock options have been granted under the 1996 Plan which terminates in May 2006. The Board of Directors of the Company may amend or terminate the 1996 Plan at any time and in any manner; provided, however, that no such amendment or termination may terminate or modify any Award previously granted under the 1996 Plan without the consent of the recipient of the Award.


NOTE 9 -  INCOME TAXES:

The provisions (benefit) for income taxes for the years ended June 30, 1995 and 1996 and the five month transition period ended November 30, 1996 are as follows:

                                     YEAR          YEAR          FIVE MONTHS
                                     ENDED         ENDED            ENDED
                                 JUNE 30, 1995  JUNE 30, 1996  NOVEMBER 30, 1996
                                 -------------  -------------  -----------------

Taxes currently payable
 (receivable):
 Federal                            $620,000       $744,000       $ (22,000)
 State                               182,000        213,000          11,000
                                    --------       --------       ---------
                                     802,000        957,000         (11,000)
 Taxes applicable to temporary
 differences                         (88,000)        (2,000)       (786,000)
                                    --------       --------       ---------
 Provision (benefit) for
  income taxes                      $714,000       $955,000       $(797,000)
                                    ========       ========       =========

The provision (benefit) for income taxes for the years ended June 30, 1995 and 1996 and the five month transition period ended November 30, 1996 resulted in an effective tax rate of 42%, 42%, and 37%.

                                     YEAR          YEAR          FIVE MONTHS
                                     ENDED         ENDED            ENDED
                                 JUNE 30, 1995  JUNE 30, 1996  NOVEMBER 30, 1996
                                 -------------  -------------  -----------------

 Federal income tax rate             34%            34%              (34%)
 State income tax,
   net of federal tax effect          6%             6%               (4%)
 Effect of permanent
   disallowable deductions            2%             2%                1%
                                     ---            ---               ---
 Effective tax rate                  42%            42%              (37%)
                                     ===            ===               ===

Temporary differences which give rise to a significant portion of deferred taxes as of November 30, 1996 are:

 Deferred tax assets:
    Net operating losses                     $   793
    Reserves and other                           118
    Depreciation on property                     152
                                             -------
                                               1,063
                                             -------
 Deferred tax liabilities:
    Reserves and other                           (51)
    Deferred gain on property                 (1,080)
                                             -------
                                              (1,131)
                                             -------

 Net deferred tax liability                  $   (68)
                                             =======


NOTE 10 - COMMITMENTS AND CONTINGENCIES:

The Company leases office space under a non-cancelable operating lease through December 1999 for its box office operations at an annual lease payment of $9,000. This is subject to annual adjustments based on changes in the Los Angeles consumer price index or five percent (5%), whichever is greater. Total rental payments charged to operations amounted to $9,000 in fiscal years ended June 30, 1995 and 1996 and $4,000 in the five month transition period ended November 30, 1996.

The Company also leases certain property at Gateway International Raceway with leases expiring at various dates through 2070, subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $55,000 and $84,000 in the fiscal years ended June
30, 1995 and 1996, respectively, and $50,000 in the five month transition period ended November 30, 1996. In addition, one lease contains a commitment of the Company to pay additional payments aggregating $120,000 payable in $35,000 installments due June 1, 1996, 1997 and 1998 and $15,000 due June 1, 1999 for the option to purchase the property in 2015. If the Company does not exercise its option, these payments will be applied toward reducing the Company's rent payments after 2015 at the rate of $1,000 per month.

The minimum lease payments due under the aforementioned leases are as follows:

    1997                   $    170,000
    1998                        184,000
    1999                        164,000
    2000                        140,000
    2001                        138,000
    2002 and thereafter       4,453,000

The Company has entered into several sanctioning agreements which allow the Company to conduct various race competitions in Long Beach, at Gateway International Raceway and Memphis Motorsports Park. The Grand Prix in Long Beach hosts a CART Indy car race. Gateway International Raceway will host a CART Indy car race, an NHRA National event and NASCAR Busch Series Grand National Division Championship event with an ARTGO Challenge Series support race in its Inaugural Season. Memphis Motorsports Park will conduct an ARCA Super Car and USAC Silver Crown event followed by its NHRA National event in 1997. These contracts expire between 1997 and 2000 with certain options to extend thereafter.

In connection with the major events, fixed commitments related to various contracts in place (including city agreement through 2010, convention facilities, temporary seating and hospitality facilities, among others) require the following minimum payments as of November 30:


Years ending November 30,
-------------------------

    1997                                  $5,345,000
    1998                                   4,556,000
    1999                                   2,381,000
    2000                                   2,184,000
    2001                                     185,000
    2002 and thereafter                    1,270,000


in addition to these fixed commitments, certain of the agreements call for additional payments based upon the profitability (as defined) of the events.

In May 1996, the Company entered into employment agreements for two key executive officers. The agreements call for a total base salary of $400,000 and expire in May 2001. Annual increases in base salary are based on increases in the consumer price index. Future minimum payments required under the employment agreements as of November 30 are as follows:


Years ending November 30,
-------------------------

    1997                                  $400,000
    1998                                   400,000
    1999                                   400,000
    2000                                   400,000
    2001                                   183,000


NOTE 11 - RELATED PARTIES:

During the years ended June 30,1995 and 1996, the Company purchased approximately $5,000 and $12,000, respectively, worth of merchandise from a company owned by a director. There were no such purchases during the five month transition period ended November 30, 1996.

Included in accounts receivable as of November 30, 1996, is $8,500 due from directors.

During the year ended June 30,1996 the Company purchased approximately $5,000 worth of merchandise from a company owned by the daughter and son-in-law of a director. There were no such purchases during the five month transition period ended November 30, 1996, however, deposits of $23,000 were made toward purchases of merchandise to be delivered in the fiscal year ending November 30, 1997.

NOTE 12 - BENEFIT PLANS

On November 1, 1995, the Company adopted a 401(k) profit sharing plan (the "Plan") pursuant to which employees who have completed at least one year of service with the Company and meet certain other eligibility requirements, may contribute, on a pre-tax basis, a percentage of the employee's total annual income from the Company subject to certain Internal Revenue Code limitations. The Company may make matching contributions to the 401(k) Plan at its discretion, and for the first two years, the Company has committed to make a matching contribution equal to 25% of employee contributions. Contributions made by the Company to the Plan were $12,000 for the five month transition period ended November 30, 1996 and $23,000 for the year ended June 30, 1996.

Since 1990, the Company has had in effect a three tier bonus plan for eligible employees (the "Bonus Plan") which is geared toward sharing the risk and reward achieved by the Company, as well as compensating personal initiative. In the first tier of the Bonus Plan, a bonus is paid based on the Company's marketing department having surpassed its projected earnings for the Grand Prix event.
The second tier of the Bonus Plan offers incentives to employees for bringing new business into the Company unrelated to the Grand Prix of Long Beach. The third tier of the Bonus Plan is based on the general profitability of the Company overall. In the fiscal years ended June 30, 1995 and 1996 an aggregate of $316,000 and $422,000, respectively, were distributed pursuant to the Company's Bonus Plan. There will be no distributions under the Bonus Plan for the five month transition period ended November 30, 1996. The Bonus Plan may be terminated or modified at any time at the sole discretion of the Company.

Certain Grand Prix employees are covered by union sponsored, collectively bargained multi-employer pension plans. The Company contributed approximately $50,000 and $5,000 for such plans in the year ended June 30, 1996 and the five month transition period ended November 30, 1996 respectively. Information from the plans' administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.

EXHIBIT NO.                                EXHIBIT
-----------     -------------------------------------------------------------
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

   10.21**      Lease Agreement dated as of June 12, 1996 by and between Helen
                M. Bergfield, trustee and Gateway International Motorsports Corporation

   10.22** Lease Agreement dated as of April 1, 1996 by and between Ruth C. Franke and Gateway International Motorsports Corporation

   10.23**      Lease Agreement dated as of June 1, 1996 by and between Joseph
                E. Trover and Gateway International Motorsports Corporation

   10.24** Form of Loan Agreement by and between Southwestern Illinois Development Authority and Gateway International Motorsports Corporation dated as of May 1, 1996

   10.25** Form of Guaranty Agreement made by the Company and Automotive Safety & Transportation Systems, Inc. to Magna Trust Company, Trustee, dated as of May 1, 1996

   10.26** Form of Mortgage and Security Agreement by and between Gateway International Motorsports Corporation, as mortgagor and Southwestern Illinois Development Authority, as mortgagee dated as of May 1, 1996

   10.27** Indenture of Trust dated as of May 1, 1996 by Southwestern Illinois Development Authority to Magna Trust Company, as trustee

   10.28** Form of Tax Escrow Agreement to be entered into between the City of Madison, Illinois, Magna Trust Company, as escrow agent and Gateway International Motorsports Corporation

   21**         Subsidiaries of Registrant

   23.1**       Consent of Arthur Andersen LLP

   27           Financial Data Schedule at November 30, 1996.

---------
  ** Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on May 17, 1996, as amended on June 24, 1996.