Form 10KSB40/A
period 1996-11-30
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1997-04-08
CIK 1014957

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                           ________________________

                              FORM 10-KSB/A

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

Date: April 4, 1997
                                    GRAND PRIX ASSOCIATION OF
                                    LONG BEACH, INC.


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

     Signature                           Title                                  Date
     ---------                           -----                                  ----
/s/ Christopher R. Pook            Chairman of the Board,                  April 4, 1997
-----------------------
CHRISTOPHER R. POOK                President and Chief Executive
                                   Officer (Principal Executive Officer)

/s/ James P. Michaelian            Chief Operating Officer and             April 4, 1997
-----------------------
JAMES P. MICHAELIAN                Director

/s/ Ronald C. Shirley              Chief Financial Officer                 April 4, 1997
---------------------
RONALD C. SHIRLEY                  (Principal Financial and
                                   Accounting Officer)

/s/ Joseph Ainge                   Director                                April 4, 1997
----------------
JOSEPH AINGE

/s/ Daniel Gurney                  Director                                April 4, 1997
-----------------
DANIEL GURNEY

/s/ Wayne Kees                     Director                                April 4, 1997
--------------
WAYNE KEES

/s/ George Pellin                  Director                                April 4, 1997
-----------------
GEORGE PELLIN

/s/ James Sullivan                 Director                                April 4, 1997
------------------
JAMES SULLIVAN

/s/ John R. Queen, III             Director                                April 4, 1997
----------------------
JOHN R. QUEEN, III

/s/ Neil Matlins                   Director                                April 4, 1997
----------------
NEIL MATLINS

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

                                 EXHIBIT INDEX

The following exhibits to this Form 10-KSB/A1 are filed herewith:


EXHIBIT NO.                                EXHIBIT
-----------     -------------------------------------------------------------
    1.1**       Form of Underwriting Agreement

    1.2**       Form of Warrant to L.H. Friend, Weinress, Frankson & Presson,
                Inc.

    3.1**       Restated Articles of Incorporation of the Company

    3.2**       Certificate of Correction of Restated Articles of Incorporation

    3.3**       By-laws of the Company

    4.1**       Form of Stock Certificate

    5.1** Opinion letter of Law Offices of Edward S. Gelfand regarding the legality of the securities registered

   10.1** Amended and restated Agreement dated September 15, 1996 between the Company and the City of Long Beach

   10.2** Official Organizer/Promotor Agreement dated April 5, 1995 between the Company and Championship Auto Racing Teams, Inc.
                (Certain confidential portions of this agreement have been deleted)

   10.3**       Agreement dated August 2, 1995 between the Company and Toyota
                Motor Sales, U.S.A., Inc. (Certain confidential portions of this agreement have been deleted)

   10.4**       1993 Stock Option Plan of the Company

   10.5**       1996 Employee and Director Stock Incentive Plan

   10.6** Employee Agreement dated as of May 16, 1996 between the Company and Christopher R. Pook

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

   10.10** Redevelopment Agreement between the City of Madison, Illinois and the Company dated February 27, 1996

   10.11** U.S. Small Business Administration ("SBA") "504" Note (loan number CDC-L-GP-489638-30-08-LA) in the principal amount of $750,000 made by the Company to Long Beach Local Development
                Corporation

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

   10.14**      Loan Agreement dated June 20, 1992 made between Long Beach
                Development Corporation and the Company with respect to SBA loan to the Company

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

   10.27**      Indenture of Trust dated as of May 1, 1996 by Southwestern
                Illinois Development Authority to Magna Trust Company, as trustee

   10.28** Form of Tax Escrow Agreement to be entered into between the City of Madison, Illinois, Magna Trust Company, as escrow agent and Gateway International Motorsports Corporation

   10.29***     Sanction Application and Agreement Form - NASCAR Busch Series,
                Grand National Division between the National Association for
                Stock Car Racing, Inc. and Applicant, dated December 17, 1996

   10.30***     Official Sanction Application Under the Rules and Regulations of
                USAC, between United States Auto Club and Applicant, dated
                November 18, 1996

   10.31***     Sanction Agreement Application for National Championship Stock
                Cars between Automobile Racing Club of America and Applicant, dated November 25, 1996

   10.32***     Ground Lease between Land Trust No. 898 Magna Bank, Trustee and
                Gateway International Motorsports Corporation, an Illinois
                Corporation dated February 7, 1997

   10.33***     Lease Agreement between Gateway National Golf Links, LLC and
                Gateway International Motorsports Corporation, an Illinois
                Corporation dated January 27, 1997

   21**         Subsidiaries of Registrant

   23.1**       Consent of Arthur Andersen LLP

   27*          Financial Data Schedule at November 30, 1996.

---------
   * Incorporated herein by reference to the Company's Form 10-KSB filed on February 28, 1997.

  ** Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on May 17, 1996, as amended on June 24, 1996.

 *** Confidential Treatment has been requested for certain portions of these exhibits.