Form 10QSB
period 1997-02-28
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1997-04-11
CIK 1014957

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                                   (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE PERIOD ENDED FEBRUARY 28, 1997

                                      OR

[_] Transaction report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934

                        COMMISSION FILE NUMBER: 1-11837


                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
            (Exact name of registrant as specified in it's charter)

          CALIFORNIA                                  95-2945353
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)

                              3000 PACIFIC AVENUE
                             LONG BEACH, CA  90806
                   (Address of principal executive offices)


                        TELEPHONE NUMBER (562) 981-2600
             (Registrant's telephone number, including area code)


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

     As April 8, 1997, there were 3,704,439 shares of the Registrant's Common stock outstanding.

     This report contains 20 pages.  There is 1 exhibit to this report.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                                  FORM 10-QSB

                                     INDEX


PART I. FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets - February 28, 1997 (unaudited) and
November 30, 1996                                                             3

Condensed Consolidated Statements of Operations - Three months ended
February 28, 1997 and February 29, 1996 (unaudited)                           5

Condensed Consolidated Statements of Cash Flows - Three months ended
February 28, 1997 and February 29, 1996 (unaudited)                           6

Notes to Condensed Consolidated Financial Statements                          7

Management's Discussion and Analysis                                          8



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information                                                   13

Item 6.  Exhibits and Reports on Form 8-K                                    14


SIGNATURES                                                                   15

PART I.  FINANCIAL INFORMATION


                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                 November 30,   February 28,
                                                     1996           1997
                                                 ------------   ------------
                                                                (unaudited)
                                    ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                          $10,214        $11,659
 Accounts receivable                                    456          3,053
 Prepaid expenses and other current assets              245          1,025
 Deferred major event expenses                          194          1,766
 Deferred income tax asset                              860            860
                                                    -------        -------
  Total current assets                               11,969         18,363

Property and equipment, net                          22,279         28,679
Restricted cash                                      11,546          5,048
Other assets                                          1,092          1,181
                                                    -------        -------
 Total assets                                       $46,886        $53,271
                                                    =======        =======

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                 November 30,   February 28,
                                                     1996           1997
                                                 ------------   ------------
                                                                (unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable, current                            $    73         $    58
 Accounts payable                                      680             954
 Accrued interest                                      817             119
 Other accrued liabilities                              49              46
 Deferred major event revenues                       1,424           9,028
                                                   -------         -------
   Total current liabilities                         3,043          10,205

Notes and bonds payable, long term                  22,932          22,932
Deferred income tax liability                          928             928
                                                   -------         -------
   Total liabilities                                26,903          34,065
                                                   -------         -------
Series B Mandatorily Redeemable
 Convertible Preferred stock;
 250,000 shares issued and outstanding               2,500           2,500
                                                   -------         -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value;
  10,000,000 shares authorized                           -               -
 Common stock, no par value;
  20,000,000 shares authorized;
  3,640,565 shares issued and outstanding           15,544          15,544
 Paid-in capital                                       129             129
 Retained earnings                                   2,193           1,403
 Shareholders' notes                                  (383)           (370)
                                                   -------         -------
   Total shareholders' equity                       17,483          16,706
                                                   -------         -------

  Total liabilities and shareholders' equity       $46,886         $53,271
                                                   =======         =======

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                 FEBRUARY 29    FEBRUARY 28
                                                     1996           1997
                                                 -----------    -----------
Revenues:
 Major event revenues
  Admissions                                      $        -     $        -
  Sponsorships                                             -              -
  Ancillary                                                -              -
                                                   ---------     ----------
   Total major event revenues                              -              -
 Other operating revenues                                312            403
                                                   ---------     ----------
   Total revenues                                        312            403
                                                   ---------     ----------

Expenses:
 Major event expenses                                      -              -
 Other operating expenses                                231            223
 General and administrative                              778          1,212
 Depreciation                                             88            309
                                                   ---------     ----------
  Total expenses                                       1,097          1,744
                                                   ---------     ----------

Loss from operations                                    (785)        (1,341)
                                                   ---------     ----------

Other income (expense):
 Interest income (expense), net                          (18)             5
 Other, net                                               81            125
                                                   ---------     ----------
  Total other income (expense)                            63            130
                                                   ---------     ----------

Loss before benefit for income taxes                    (722)        (1,211)

Benefit for income taxes                                 305            447
                                                   ---------     ----------
Net loss                                           $    (419)    $     (764)
                                                   ---------     ----------
Dividends on Series B Mandatorily Redeemable
 Convertible Preferred stock                               -            (26)
                                                   ---------     ----------
Net loss applicable to common stock                $    (455)    $     (790)
                                                   =========     ==========
Net loss per share                                 $   (0.21)    $    (0.22)

Weighted average number of common and common
 equivalent shares outstanding                     2,031,901      3,640,565
                                                   =========     ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                      FEBRUARY 29    FEBRUARY 28
                                                          1996           1997
                                                      -----------    -----------

Cash flows generated in operating activities           $  246         $ 1,539
                                                       ------         -------

Cash flows used in investing activities                  (241)            (92)
                                                       ------         -------

Cash flows used in financing activities                   (70)             (2)
                                                       ------         -------

Net increase (decrease) in cash                           (65)          1,445

Cash and cash equivalents at beginning of period        1,350          10,214
                                                       ------         -------

Cash and cash equivalents at end of period             $1,285         $11,659
                                                       ======         =======

The accompanying notes are an integral part of these condensed consolidated statements.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               February 28, 1997

1. The interim condensed data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The condensed financial statements included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 1996 Form 10-KSB, as amended. This quarterly report should be read in conjunction with such annual report.

2. The earnings per share calculations are based on the treasury stock method. Common stock equivalents have not been included for the three months ended February 28, 1997 and February 29, 1996 as they would be anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the offering price of $10.00 per share and stock options and warrants issued with exercise prices below the offering price during the twelve month period preceding the filing of the Company's initial public offering, have been included in the calculation of common shares, using the treasury stock method, as if they were outstanding for all periods presented. The effect of the Series A Convertible Preferred stock issued at consideration below the initial public offering price was to increase the weighted average shares outstanding for the three month period ended February 29, 1996 by 68,750 shares. The Series A Convertible Preferred stock was converted to common stock on June 28, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS

DEFINITIONS   There are numerous acronyms used in the motorsports industry and otherwise, several of which are used herein. For the facility of the reader, acronyms used herein are defined below:

ARCA -  Automobile Racing Club of America

CART - Championship Auto Racing Teams, Inc.

NASCAR - The National Association for Stock Car Auto Racing, Inc.

NHRA - The National Hot Rod Association

SWIDA -  Southwestern Illinois Development Authority

USAC - United States Auto Club


OVERVIEW

The Grand Prix Association of Long Beach, Inc. ("Company") is the developer, owner and operator of the Grand Prix of Long Beach ("Grand Prix"), a three day, temporary circuit motorsports event that has been run each spring on the streets of the City of Long Beach, California since 1975. The Grand Prix features an Indy car race and a variety of other road races and supporting attractions. Additionally, the Company owns two permanent racing facilities, Gateway International Raceway ("Gateway"), in Madison, Illinois, and Memphis Motorsports Park ("Memphis"), in Millington, Tennessee. Major events scheduled to be held at Gateway include the Motorola 300, a CART sanctioned Indy car event on May 22-24, 1997, the NHRA Sears Craftsman Nationals drag event on June 26-29, 1997, and the NASCAR Busch Series, Grand National Division stock car event on July 24-26, 1997. Memphis will host an ARCA Super Car and USAC Silver Crown event on September 12-14, 1997 and the NHRA Pennzoil Nationals Presented by AutoZone on October 2-5, 1997.

Revenues are generated from admission ticket sales, corporate sponsorships and hospitality services (including rental of corporate suites, tents and chalets), broadcast production services, merchandise sales, concessions and other related event revenues. Since 1993, more than 80% of the Company's annual revenues have been generated from operation of the Grand Prix. It is anticipated that commencing with the 1997 racing season, the Company's reliance on the Grand Prix for the majority of its revenue will decrease.

Since April 1996, the Company has been redeveloping Gateway to make it a major regional multipurpose facility. Projected expenditures for this redevelopment have been accelerated because the Company was able to acquire more major event sanctions for 1997 than anticipated. The Company anticipates that total expenditures related to the redevelopment of this facility will be approximately $26,100,000 (not including approximately $1,500,000 to establish and equip the Gateway Law Enforcement Driving School and approximately $500,000 in miscellaneous improvements, both of which are anticipated to use proceeds from the initial public stock offering).

In order to finance the redevelopment of Gateway, the Company entered into a loan agreement with SWIDA, which agreed to fund a loan ("the SWIDA Loan") by issuing bonds (the "Bonds") in a Municipal Bond Offering in the aggregate principal amount of $21,500,000. The Company issued a 20-year $21,500,000 promissory note to SWIDA which bears interest at an effective rate of approximately 9.1% per annum. Interest is paid semi-annually, beginning February 1997, with interest-only payments through August 1999. Principal payments will begin in February 2000. All proceeds from the SWIDA Loan are required to be dedicated to the redevelopment of Gateway and debt service obligations with respect to the SWIDA Loan. As required by the financing arrangement, the Company established a $2,550,000 interest reserve fund (from the proceeds of the SWIDA Loan) to fund interest payments through August 1999. In addition, the Company established a $2,400,000 debt service reserve fund from the net proceeds of a $2,500,000 private placement of Series A Convertible Preferred stock. Additionally, the Company is required to impose a 5% ticket surcharge on all nationally sanctioned motorsports events at Gateway to establish an additional debt service reserve fund for the Bonds. Once $2,000,000 has been accumulated in this fund, excess funds then accumulating will be used to redeem Bonds annually commencing February 1, 2002.

On June 28, 1996, the Company acquired substantially all of the assets of Memphis Motorsports Park for $5,000,000. In connection with the acquisition, the Company paid certain indebtedness of the seller totaling $2,500,000 with proceeds from its initial public stock offering, and issued 250,000 shares of Series B Convertible Preferred stock ("Series B") valued at $2,500,000, with an annual dividend rate of 4.185%. Series B is convertible into shares of common stock on a share for share basis. Series B cannot be converted into common stock prior to June 1997, and if Series B is not converted by December 31, 1998, the Company, during the month of January 1999, will be obligated to redeem all of the then outstanding shares of Series B for nominal consideration and assume certain specified liabilities of the seller of Memphis Motorsports Park existing at the time of the closing of the acquisition not to exceed $1,500,000.

BASIS OF PRESENTATION

Revenues. The Company's revenues are classified as Major event and Other operating revenues. Major event revenues are derived from nationally sanctioned events at the Grand Prix, Memphis and Gateway, including Admissions from ticket sales, Sponsorships and Ancillary, containing hospitality services, broadcast services, merchandising, lifestyle/auto expo and concessions. The Company generates Other operating revenues from promotion, marketing and public relations consulting services and rentals of grandstands, structures and related equipment services. There were no major events scheduled during the three months ended February 28, 1997 or February 29, 1996. Since the Company recognizes revenues associated with Major events in the fiscal quarter in which the event takes place, there were no major event revenues in the three months ended February 28, 1997 or February 29, 1996.

Expenses.   The Company classifies its expenses as Major event expenses, Other operating expenses, General and administrative expenses, and Depreciation.
Major event expenses principally include sanction fees, circuit construction costs, operational direct expenses, marketing, advertising and public relations, costs of merchandise sales, ticket sales expenses and city service fees. Sanction agreements require race promoters to pay fees and provide services to the relevant sanctioning body during the event. Other operating expenses include expenses directly related to public relations consulting services, structures and equipment rental services, broadcast services and the direct expenses of operating Gateway and Memphis.

RESULTS OF OPERATIONS

The table below sets forth certain statements of operations data as a percentage of total revenue for the three months ended February 28, 1997 and February 29, 1996.

                                                     Three Months Ended
                                                 February 29    February 28
                                                     1996           1997
                                                 -----------    -----------

Revenues:
  Major event revenues                               0.0%           0.0%
    Admissions                                       0.0            0.0
    Sponsorships                                     0.0            0.0
    Ancillary                                        0.0            0.0
                                                  ------         ------
     Total major event revenues                      0.0            0.0
  Other operating revenues                         100.0          100.0
                                                  ------         ------
          Total revenues                           100.0%         100.0%
                                                  ------         ------
Expenses:
  Major event expenses                               0.0            0.0
  Other operating expenses                          74.0           55.3
  General and administrative expenses              249.4          300.8
  Depreciation                                      28.2           76.7
                                                  ------         ------
          Total operating expenses                 351.6          432.8
                                                  ------         ------
  Operating loss                                  (251.6)        (332.8)
  Other income (expense)                            20.2           32.3
  Benefit for income taxes                          97.1          110.9
                                                  ------         ------
  Net loss                                        (134.3%)       (189.6%)
                                                  ======         ======

THREE MONTHS ENDED FEBRUARY 28, 1997 COMPARED TO THREE MONTHS ENDED FEBRUARY 29, 1996

Major Event Revenues and Expenses. Because none of the Company's major events are held in the Company's first fiscal quarter and no revenues are realized until the events take place, there are no major event revenues or expenses realized in the three month periods ended February 28, 1997 or February 29, 1996.

Other Operating Revenues.   Other operating revenues of $403,000 for the three
months ended February 28, 1997 consist of grandstand and equipment rentals, event electrical services, consulting services and weekly race activities at Memphis. Other operating revenues increased $91,000 primarily from increased grandstand and equipment rentals and the commencement of weekly racing activities at Memphis.

Other Operating Expenses.   Other operating expenses of $223,000 for the three
months ended February 28, 1997 decreased $8,000 compared to the three months ended February 29, 1996 due to a decrease in race consulting services partially offset by the increased operations described above.

General and Administrative Expenses.   General and administrative expenses of
$1,212,000 for the three months ended February 28, 1997, an increase of $434,000 compared to the three months ended February 29, 1996, consist of payroll, facilities and similar costs. Approximately $201,000 of the increase is attributable to operations at Memphis which was acquired in June 1996. The remainder of the increase is attributable to increased costs, including payroll, in preparation for additional races at Gateway scheduled for 1997.

Depreciation.   Depreciation expense of $309,000 for the three months ended
February 28, 1997 increased $221,000 from the three months ended February 29, 1996 due to additions of property and equipment primarily at Memphis and Gateway.

Other Income and Expense.   Interest income and expense, net increased $23,000
for the three months ended February 28, 1997 compared to the three months ended February 29, 1996 primarily as a result of interest income earned from the proceeds of the Company's initial public stock offering and the unused portion of the SWIDA Loan offset by interest expense associated with the SWIDA Loan. Interest income from the investment of proceeds from the Company's initial public stock offering and the proceeds from the SWIDA Loan contributed $239,000 in the three months ended February 28, 1997. Interest expense related to the SWIDA Loan for the three months ended February 28, 1997 was $160,000, net of interest capitalized to the redevelopment project at Gateway of $330,000.

LIQUIDITY AND CAPITAL RESOURCES

For working capital during the three months ended February 28, 1997, the Company relied on cash from the proceeds of the initial public stock offering, cash generated from other operating revenues and on admissions revenue collected in advance of major events. The proceeds of the SWIDA Loan were used to fund the redevelopment at Gateway.

The Company's bank borrowings consist of short and long term obligations incurred in connection with specific capital improvements and expenditures. Long term debt includes first and second trust deed notes, which together had an outstanding principal balance of approximately $1,437,000 on February 28, 1997, and the balance of the SWIDA Loan of approximately $21,460,000. Other long and short term debt, totaling in the aggregate $93,000 on February 28, 1997, consists of various secured and unsecured borrowings.

The Company's cash and cash equivalents as of February 28, 1997 are $11,659,000, a net increase of $1,445,000 from November 30, 1996. Increased cash is primarily the result of advance ticket sales for upcoming major events offset by cash used to fund the first quarter operating deficit.

Restricted cash pursuant to the terms of the SWIDA Loan as of February 28, 1997 was $5,048,000. Cash used by the Company from restricted and non-restricted cash in capital improvements totaled $6,709,000 for the three months ended February 28, 1997 for the redevelopment at Gateway.


OUTLOOK FOR THE REMAINDER OF 1997

With the 1997 racing season starting with the Toyota Grand Prix of Long Beach on the weekend of April 11-13, 1997, the Company expects the second and third quarters of fiscal 1997 to reflect increased operating revenues and corresponding direct expenses. Construction at Gateway and Memphis will continue, with the principal redevelopment project at Gateway scheduled for completion during the second quarter prior to the CART Indy car major event scheduled for May 22-24, 1997.

The Company's capital requirements will depend on numerous factors, including the rate at which the Company completes the redevelopment and improvements at Gateway and Memphis, establishes such facilities as profitable operations and acquires other motorsports facilities. In addition, the Company will have various ongoing needs for capital, including: (i) working capital for operations; (ii) routine capital expenditures to maintain and expand its Long Beach temporary circuit; and (iii) funds required to service corporate obligations, including the $21,500,000 obligation under the SWIDA Loan.

RISK FACTORS

The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. You should consult the risk factors listed from time to time in the Company's reports on Form 10-QSB, 10-KSB, and annual reports to shareholders.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceeding that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 9, 1996, the Company held its annual meeting of shareholders. At the meeting, the following directors were elected:

Three-year term: Daniel S. Gurney, George S. Pellin, and James Sullivan.

Two-Year Term:  Neil Matlins, James P. Michaelian, and Christopher R. Pook.

One-Year Term:  Joseph F. Ainge, Wayne Kees, and John R. Queen, III.

                                                                           Broker
                             Votes For      Votes Against  Abstentions    Non-Votes
                             ---------      -------------  -----------    ---------
Daniel S. Gurney              2,345,474           -0-         3,900          -0-
George S. Pellin              2,324,132           -0-        25,242          -0-
James Sullivan                2,345,474           -0-         3,900          -0-
Neil Matlins                  2,345,474           -0-         3,900          -0-
James P. Michaelian           2,345,474           -0-         3,900          -0-
Christopher R. Pook           2,345,474           -0-         3,900          -0-
Joseph F. Ainge               2,345,474           -0-         3,900          -0-
Wayne Kees                    2,345,474           -0-         3,900          -0-
John R. Queen III             2,345,474           -0-         3,900          -0-

The following proposals were approved at the annual meeting:

                                  Affirmative Votes   Negative Votes      Votes Withheld
                                  -----------------   --------------      --------------

1.  To ratify the change in
fiscal year from June 30
to November 30                       2,333,448             8,114               7,812

2.  To ratify the appointment
of Arthur Andersen LLP as
independent auditors for the
ensuing fiscal year                  2,345,474             2,400               3,912


ITEM 5.  OTHER INFORMATION


RECENT DEVELOPMENTS On March 31, 1997, the Company named Ronald C. Shirley Chief Financial Officer. For the past five years, Mr. Shirley was Vice President, Treasurer and Chief Financial Officer of Golden West Baseball Co., a Delaware corporation, which owned the California Angels baseball team. Earlier in his career, Mr. Shirley served nine years with Arthur Andersen LLP reaching the level of Senior Manager. Mr. Shirley is a certified public accountant and received his bachelors degree from California State University, Long Beach, School of Business, where he majored in accounting.

Additionally, the Company named Marlene A. Davis as Vice President, Information Systems and Ticketing, in which newly created position she will be responsible for ticketing operations and information systems.

On March 11, 1997, the Company filed Form S-8 to register 602,451 shares of common stock which will be issued pursuant to its 1993 Stock Option Plan.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  The only exhibit to this report which has not been previously filed is
Exhibit 27, Financial Data Schedule. Others are incorporated by reference to previously filed documents.

     (b) One report Form 8-K was filed on December 18, 1996 relating to the change in the Company's fiscal year end from June 30 to November 30, which was adopted at the annual meeting of shareholders.

                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GRAND PRIX ASSOCIATION
                                       OF LONG BEACH, INC.



                                       By /s/ Christopher R. Pook
                                         _______________________________________
                                         Christopher R. Pook
                                         Chairman of the Board, Chief Executive
                                         Officer and President


                                       By /s/ Ronald C. Shirley
                                         _______________________________________
                                         Ronald C. Shirley
                                         Chief Financial Officer


Dated:  April 11, 1997

                                 EXHIBIT INDEX


The following exhibits to this Form 10-QSB are filed herewith:

Exhibit No.                               Exhibit
-----------  -----------------------------------------------------------------
  1.1**      Form of Underwriting Agreement
  1.2**      Form of Warrant to L.H. Friend, Weinress, Frankson & Presson, Inc.
  3.1**      Restated Articles of Incorporation of the Company
  3.2**      Certificate of Correction of Restated Articles of Incorporation
  3.3**      By-laws of the Company
  4.1**      Form of Stock Certificate
  5.1**      Opinion letter of Law Offices of Edward S. Gelfand regarding the legality of the securities registered
 10.1**      Amended and restated Agreement dated September 15, 1996 between the Company and the City of Long Beach
 10.2**      Official Organizer/Promoter Agreement dated April 5, 1995 between the Company and Championship Auto Racing Teams, Inc. (Certain
             confidential portions of this agreement have been deleted)
 10.3**      Agreement dated August 2, 1995 between the Company and Toyota
             Motor Sales, U.S.A., Inc. (Certain confidential portions of this agreement have been deleted)
 10.4**      1993 Stock Option Plan of the Company
 10.5**      1996 Employee and Director Stock Incentive Plan
 10.6**      Employee Agreement dated as of May 16, 1996 between the Company and
             Christopher R. Pook

 10.7** Employment Agreement dated as of May 16, 1996 between the Company and James P. Michaelian
 10.8** Agreement dated as of may 6, 1996 between the Company and Memphis International Motorsports Park and amendment thereto
 10.9** Moral Obligation of State of Illinois dated May 1, 1996 to the Southwestern Illinois Development Authority regarding Taxable Sports Facility Revenue Bonds, Series 1996
 10.10** Redevelopment Agreement between the City of Madison, Illinois and the Company dated February 27, 1996
 10.11** U.S. Small Business Administration ("SBA") "504" Note (loan number CDC-L-GP-489638-30-08-LA) in the principal amount of $750,000 made by the Company to Long Beach Local Development Corporation
 10.12** Short Form Deed of Trust and Assignment of Rents dated July 20, 1992 (92-2037097) between the Company, as trustor, and Long Beach Local Development Corporation, as beneficiary, and Assignment of said Deed of Trust (92-2037098) to SBA
 10.13** Development Company 504 Debenture dated December 16, 1992 in the principal amount of $750,000 made by Long Beach Local Development Corporation to fund the SBA loan to the Company

 10.14**     Loan Agreement dated June 20, 1992 made between Long Beach
             Development Corporation and the Company with respect to SBA loan to the Company
 10.15**     Promissory Note dated June 30, 1992 made by the Company to Harbor
             Bank in the principal amount of $814,000
 10.16**     Deed of Trust dated June 30, 1992 (92-1214039) between the Company, as trustor, and Harbor Bank, as beneficiary, securing $814,000 note
 10.17**     Three Tier Bonus Plan of Company
 10.18**     Revolving Line of Credit Agreement with West Pointe Bank and Trust
             Company dated February 24, 1995, as amended by
             Extension/Modification Agreement dated February 24, 1996
 10.19**     Memorandum of Understanding dated February 26, 1996 by and between the United States of American, Gateway International Motorsports
             Corporation and BBJJ Land Trust
 10.20**     Form of Stock Option Agreement for 1993 Stock Option Plan
 10.21**     Lease Agreement dated as of June 12, 1996 by and between Helen M.
             Bergfield, trustee and Gateway International Motorsports
             Corporation
 10.22**     Lease Agreement dated as of April 1, 1996 by and between Ruth C.
             Franke and Gateway International Motorsports Corporation
 10.23**     Lease Agreement dated as of June 1, 1996 by and between Joseph E.
             Trover and Gateway Intentional Motorsports Corporation
 10.24**     Form of Loan Agreement by and between Southwestern Illinois
             Development Authority and Gateway International Motorsports
             Corporation
 10.25**     Form of Guaranty Agreement made by the Company and Automotive
             Safety & Transportation Systems, Inc. to Magna Trust Company,
             Trustee, dated as of May 1, 1996
 10.26**     Form of Mortgage and Security Agreement by and between Gateway
             International Motorsports Corporation, as mortgagor and
             Southwestern Illinois Development Authority, as mortgagee dated as of May 1, 1996
 10.27**     Indenture of Trust dated as of May 1, 1996 by Southwestern
             Illinois Development Authority, as mortgagee dated as of May 1,
             1996
 10.28**     Form of Tax Escrow Agreement to be entered into between the City of Madison, Illinois, Magna Trust Company, as escrow agent and Gateway International Motorsports Corporation
 10.29***    Sanction Application and Agreement Form - NASCAR Busch Series,
             Grand National Division between the National Association for
             Stock Car Racing, Inc. and Applicant, dated December 17, 1996,
 10.30***    Official Sanction Application Under the Rules and Regulations of
             USAC, between United States Auto Club and Applicant, dated
             November 18, 1996
 10.31***    Sanction Agreement Application for National Championship Stock Cars
             between Automobile Racing Club of America and Applicant, dated
             November 25, 1996

 10.32***    Ground Lease between Land Trust No. 898 Magna Bank, Trustee and
             Gateway International Motorsports Corporation, an Illinois
             Corporation dated February 7, 1997
 10.33***    Lease Agreement between Gateway National Golf Links, LLC and
             Gateway International Motorsports Corporation, an Illinois
             Corporation dated January 27, 1997
 21.**       Subsidiaries of Registrant
 23.1**      Consent of Arthur Andersen LLP
 27.         Financial Data Schedule at February 28, 1997

-------------------------

** Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on May 17, 1996, as amended on June 24, 1996.

***  Incorporated herein by reference to the Company's Form 10-KSB/A filed April
      8, 1997. Confidential treatment has been requested for certain portions of these exhibits.