Form 10QSB
period 1997-05-31
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1997-07-15
CIK 1014957

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-QSB



                                  (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                       FOR THE PERIOD ENDED MAY 31, 1997



                                      OR



[_] Transaction report pursuant to Section 13 OR 15(d) of the Securities
    Exchange Act of 1934

                        COMMISSION FILE NUMBER: 1-11837



                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
            (Exact name of registrant as specified in it's charter)



               CALIFORNIA                           95-2945353
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)           Identification Number)


                              3000 PACIFIC AVENUE
                             LONG BEACH, CA  90806
                   (Address of principal executive offices)


                        TELEPHONE NUMBER (562) 981-2600
             (Registrant's telephone number, including area code)



     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.      Yes  X   No
               ---     ---

     As of July 11, 1997, there were 3,768,286 shares of the Registrant's Common stock outstanding.

     Transitional small business disclosure format (check one)  Yes      No  X
                                                                    ---     ---

     This report contains 14 pages. There is 1 exhibit to this report.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                                  FORM 10-QSB

                                     INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements
Condensed Consolidated Balance Sheets - May 31, 1997
(unaudited) and November 30, 1996                                          3

Condensed Consolidated Statements of Operations (unaudited) -
Three months and six months ended May 31, 1997 and May 31, 1996            5

Condensed Consolidated Statements of Cash Flows (unaudited) -
Six months ended May 31, 1997 and May 31, 1996                             7

Notes to Condensed Consolidated Financial Statements                       8

Item 2.  Management's Discussion and Analysis                              9


PART II.  OTHER INFORMATION

Item 5.  Other Information                                                14

Item 6.  Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                14

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)

                                                   November 30,       May 31,
                                                       1996            1997
                                                   ------------    ------------
                                                                    (unaudited)
                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                        $   10,214      $    6,662
  Accounts receivable                                     456           2,189
  Prepaid expenses and other current assets               245             505
  Deferred major event expenses                           194              62
  Deferred income tax asset                               860             860
                                                   ----------      ----------
    Total current assets                               11,969          10,278

Property and equipment, net                            22,279          41,372
Restricted cash                                        11,546           3,874
Other assets                                            1,092           1,120
                                                   ----------      ----------
  Total assets                                     $   46,886      $   56,644
                                                   ==========      ==========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (DOLLARS IN THOUSANDS)


                                              November 30, 1996   May 31, 1997
                                              -----------------   ------------
                                                                   (unaudited)

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable, current                              $       73     $       71
 Accounts payable                                           680          3,172
 Accrued interest                                           817            610
 Other accrued liabilities                                   49          2,186
 Deferred major event revenues                            1,424          3,500
                                                     ----------     ----------
        Total current liabilities                         3,043          9,539


Notes and bonds payable, long term                       22,932         23,057
Deferred income tax liability                               928            928
Other liabilities                                             -            213
                                                     ----------     ----------
        Total liabilities                                26,903         33,737
                                                     ----------     ----------
Series B mandatorily redeemable
 Convertible Preferred stock
 250,000 shares issued and outstanding                    2,500          2,500
                                                     ----------     ----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, no par value
    10,000,000 shares authorized                              -              -
 Common stock, no par value
    20,000,000 shares authorized
    3,750,000 and 3,641,000 shares issued and
    outstanding as of May 31, 1997 and
    November 30, 1996, respectively                      15,544         15,643
 Paid-in capital                                            129            572
 Retained earnings                                        2,193          4,562
 Shareholders' notes                                       (383)          (370)
                                                     ----------     ----------
        Total shareholders' equity                       17,483         20,407
                                                     ----------     ----------

    Total liabilities and shareholders' equity       $   46,886     $   56,644
                                                     ==========     ==========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (unaudited)


                                                        Three months ended
                                                  May 31, 1996     May 31, 1997
                                                  ------------     ------------

Revenues
 Major event revenues
  Admissions                                      $      4,686     $      7,676
  Sponsorships                                           2,840            3,525
  Ancillary                                              3,496            5,641
                                                  ------------     ------------
   Total major event revenues                           11,022           16,842
 Other operating revenues                                  624            1,366
                                                  ------------     ------------
   Total revenues                                       11,646           18,208
                                                  ------------     ------------

Expenses
 Major event expenses                                    6,017           10,788
 Other operating expenses                                  580              626
 General and administrative                                892            1,159
 Depreciation                                              151              334
                                                  ------------     ------------
   Total expenses                                        7,640           12,907
                                                  ------------     ------------
Income from operations                                   4,006            5,301
                                                  ------------     ------------

Interest income                                            119              128
Interest expense, net of capitalized
 interest of $494,000 and $0 for 1997
 and 1996, respectively                                    (34)             (82)
Other, net                                                 (65)              38
                                                  ------------     ------------
   Total other                                              20               84
                                                  ------------     ------------

Income before provision for income taxes                 4,026            5,385

Provision for income taxes                               1,691            2,200
                                                  ------------     ------------
Net income                                               2,335            3,185

Dividends on Series B mandatorily redeemable
 Convertible Preferred stock                                 -              (26)
                                                  ------------     ------------
Net income applicable to common stock             $      2,335     $      3,159
                                                  ============     ============

Net income per share                              $       1.14     $       0.75
                                                  ============     ============

Weighted average number of common and common
 equivalent shares outstanding                       2,040,590        4,212,030


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (unaudited)

                                                                 Six months ended
                                                           May 31, 1996    May 31, 1997
                                                           ------------    ------------
Revenues:
 Major event revenues
    Admissions                                             $      4,686    $       7,676
    Sponsorships                                                  2,840            3,525
    Ancillary                                                     3,496            5,641
                                                           ------------    -------------
      Total major event revenues                                 11,022           16,842
 Other operating revenues                                           936            1,769
                                                           ------------    -------------
      Total revenues                                             11,958           18,611
                                                           ------------    -------------
Expenses:
 Major event expenses                                             6,017           10,788
 Other operating expenses                                           811              849
 General and administrative                                       1,670            2,371
 Depreciation                                                       239              643
                                                           ------------    -------------
    Total expenses                                                8,737           14,651
                                                           ------------    -------------
Income from operations                                            3,221            3,960
                                                           ------------    -------------
Interest income                                                     119              375
Interest expense, net of capitalized interest of
 $824,000 and $0 for 1997 and 1996, respectively                    (52)            (324)
Other, net                                                           16              163
                                                           ------------    -------------
    Total other                                                      83              214
                                                           ------------    -------------
Income before provision for income taxes                          3,304            4,174

Provision for income taxes                                        1,423            1,753
                                                           ------------    -------------
Net income                                                        1,881            2,421

Dividends on Series B mandatorily redeemable
 Convertible Preferred stock                                          -              (52)
                                                           ------------    -------------
Net income applicable to common stock                      $      1,881    $       2,369
                                                           ============    =============
Net income per share                                       $       0.93    $        0.60
                                                           ============    =============
Weighted average number of common and common
 equivalent shares outstanding                                2,033,120        3,952,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)

                                                         Six months ended

                                                    May 31, 1996   May 31, 1997
                                                    ------------   ------------
Cash flows from operating activities                $      2,206   $      6,870
                                                    ------------   ------------

Cash flows from investing activities                      (1,413)       (11,261)
                                                    ------------   ------------

Cash flows from financing activities                       2,255            839
                                                    ------------   ------------

Net increase (decrease) in cash                            3,048         (3,552)

Cash and cash equivalents at beginning of period           1,350         10,214
                                                    ------------   ------------

Cash and cash equivalents at end of period          $      4,398   $      6,662
                                                    ============   ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  May 31, 1997

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


The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 1996 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.


2. The earnings per share calculations are based on the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the offering price of $10.00 per share and stock options and warrants issued with exercise prices below the offering price during the twelve month period preceding the filing of the Company's initial public offering, have been included in the calculation of common shares, using the treasury stock method, for the period ending May 31, 1996. The effect of the Series A Convertible Preferred stock issued at consideration below the initial public offering price was to increase the weighted average shares outstanding for the three and six month periods ended May 31, 1996 by 62,500 shares. The Series A Convertible Preferred stock was converted to common stock on June 28, 1996.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and involve risks and uncertainties, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements due to risks and uncertainties related to the Company's ability to obtain and keep major sanctions and sponsorships, construction delays, competition, dilution of manpower, government regulation and seasonality. You should consult the risk factors listed from time to time in the Company's reports on Form 10-QSB, 10-KSB, and annual reports to shareholders.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


DEFINITIONS: There are numerous acronyms used in the motorsports industry and otherwise, several of which are used herein. For the facility of the reader, acronyms used herein are defined below:

ARCA -  Automobile Racing Club of America

CART - Championship Auto Racing Teams, Inc.

NASCAR - The National Association for Stock Car Auto Racing, Inc.

NHRA - The National Hot Rod Association

SWIDA -  Southwestern Illinois Development Authority

USAC - United States Auto Club


OVERVIEW

The Grand Prix Association of Long Beach, Inc. ("Company") operates the Grand Prix of Long Beach ("Grand Prix"), a three day, temporary circuit motorsports event run every spring on the streets of the City of Long Beach, California.
The Company also owns and operates Gateway International Raceway ("Gateway"), in Madison, Illinois, and Memphis Motorsports Park ("Memphis"), in Millington, Tennessee, both of which are permanent multi-purpose racing facilities, at one or both of which major racing events sanctioned by CART, NHRA, NASCAR, ARCA and USAC are held.

During the period covered by this report, the Company operated the 23rd Grand Prix and the inaugural Motorola 300 at Gateway, both sanctioned by CART.

Revenues are generated from admission ticket sales, corporate sponsorships and hospitality services (including rental of corporate suites, tents and chalets), broadcast production services, merchandise sales, concessions and other related event revenues. Although prior to 1996, over 80% of the Company's annual revenues were generated from operation of the Grand Prix, that percentage has dropped as the result of major events held within the past year at both Gateway
and Memphis.   It is anticipated that the Company's reliance on the Grand Prix for the majority of its revenue will continue to decrease.

In May, 1997, the Company completed construction of the oval track at Gateway. It is anticipated that the Company will continue to incur costs related to the redevelopment of Gateway into a major regional multipurpose facility. Expenditures for this redevelopment were accelerated when the Company obtained major event sanctions for 1997 earlier than originally anticipated. The Company anticipates that total expenditures related to the redevelopment of this facility will be approximately $26,100,000 (not including approximately $1,500,000 to establish and equip the Gateway Law Enforcement Driving School and approximately $500,000 in miscellaneous improvements, both of which are anticipated to use proceeds from the initial public stock offering).

The Company recently completed a new 0.25-mile dirt oval at Memphis. Construction of a new 0.75-mile paved oval at Memphis is currently in progress. The Company anticipates total expenditures for this project will be approximately $3,000,000.

The Company anticipates funding the additional costs of capital improvements primarily through cash generated from operations supplemented by equipment financing and the potential issuance of new stock.


BASIS OF PRESENTATION

Revenues: Major event revenues are derived from nationally sanctioned events at the Grand Prix, Memphis and Gateway; including Admissions from ticket sales, Sponsorships and Ancillary, comprising hospitality services, broadcast services, merchandising, lifestyle/auto expo and concessions. The Company generates Other operating revenues from promotion, marketing and public relations consulting services and rentals of grandstands, structures and related equipment services.

Expenses: Major event expenses principally include sanction fees, temporary-circuit construction costs, operational direct expenses, marketing, advertising and public relations, costs of merchandise sales, ticket sales expenses and city service fees. Sanction agreements require race promoters to pay fees and provide services to the relevant sanctioning body during the event. Other operating expenses include expenses directly related to public relations consulting services, structures and equipment rental services, broadcast services and the direct expenses of operating Gateway and Memphis.

THREE MONTHS ENDED MAY 31, 1997 COMPARED TO THREE MONTHS ENDED MAY 31, 1996

Major Event Revenues and Expenses: The Company's major event revenues and expenses for the three months ended May 31, 1997 increased $5,820,000 and $4,771,000, respectively, compared to the three months ended May 31, 1996, primarily due to the addition of a major event, the Motorola 300, at Gateway.

Other Operating Revenues: Other operating revenues of $1,366,000 for the three months ended May 31, 1997 consist of grandstand and equipment rentals, event electrical services, consulting services and weekly race activities at Memphis and Gateway. Other operating revenues increased $742,000 primarily due to the commencement of weekly racing activities at Memphis. In addition, the Company earned approximately $240,000 from the early termination of a public relations consulting contract.

Other Operating Expenses: Other operating expenses of $626,000 for the three months ended May 31, 1997 increased $46,000 compared to the three months ended May 31, 1996 primarily due to the commencement of weekly racing activities at Memphis.

General and Administrative Expenses: General and administrative expenses were $1,159,000 for the three months ended May 31, 1997, an increase of $267,000
compared to the three months ended May 31, 1996.   The increase is primarily due
to increased payroll and facilities costs associated with Memphis and Gateway and the addition of a national ticket office located at Long Beach.

Depreciation: Depreciation expense of $334,000 for the three months ended May 31, 1997 increased $183,000 compared to the three months ended May 31, 1996 due to additions of property and equipment, primarily at Memphis and Gateway.

SIX MONTHS ENDED MAY 31, 1997 COMPARED TO SIX MONTHS ENDED MAY 31, 1996

Major Event Revenues and Expenses: The Company's major event revenues and expenses for the six months ended May 31, 1997 increased $5,820,000 and $4,771,000, respectively, compared to the six months ended May 31, 1996, primarily due to the addition of a major event, the Motorola 300, at Gateway.

Other Operating Revenues: Other operating revenues of $1,769,000 for the six months ended May 31, 1997 consist of grandstand and equipment rentals, event electrical services, consulting services and weekly race activities at Memphis and Gateway. Other operating revenues increased $833,000 compared to the six months ended May 31, 1996, primarily due to the commencement of weekly racing activities at Memphis. In addition, the Company earned approximately $240,000 from the early termination of a public relations consulting contract.

Other Operating Expenses: Other operating expenses of $849,000 for the six months ended May 31, 1997 increased $38,000 compared to the six months ended May 31, 1996 primarily due to the commencement of weekly racing activities at Memphis.

General and Administrative Expenses: General and administrative expenses were $2,371,000 for the six months ended May 31, 1997, an increase of $701,000
compared to the six months ended May 31, 1996.   The increase is primarily due
to increased payroll and facilities costs associated with Memphis and Gateway and the addition of a national ticket office located at Long Beach.

Depreciation: Depreciation expense of $643,000 for the six months ended May 31, 1997 increased $404,000 compared to the six months ended May 31, 1996 primarily due to additions of property and equipment, primarily at Memphis and Gateway.

LIQUIDITY AND CAPITAL RESOURCES

For working capital during the six months ended May 31, 1997, the Company relied on cash generated from operating revenues and on the proceeds of its initial public offering. In addition, the proceeds of the SWIDA Loan and the initial public offering and cash generated from operations were used to fund the redevelopment at Gateway and Memphis.

The Company anticipates funding the additional costs of capital improvements primarily through cash generated from operations supplemented by equipment financing and the potential issuance of new stock.

The Company's bank borrowings consist of short and long term obligations incurred in connection with specific capital improvements and expenditures. Long term debt includes first and second trust deed notes, which together had an outstanding principal balance of approximately $1,668,000 on May 31, 1997, and the SWIDA Loan with a balance of approximately $21,460,000.

The Company's cash and cash equivalents as of May 31, 1997 are $6,662,000, a net decrease of $3,552,000 from November 30, 1996. The decrease in cash is primarily the result of funding redevelopment activities at Gateway and Memphis.

Restricted cash pursuant to the terms of the SWIDA Loan as of May 31, 1997 was $3,874,000. Cash used by the Company from restricted and non-restricted cash in capital improvements totaled $18,911,000 for the six months ended May 31, 1997, primarily for the redevelopment at Gateway and Memphis.

OUTLOOK FOR THE REMAINDER OF 1997

The Company's capital requirements will depend on numerous factors, including the rate at which the Company completes the redevelopment and improvements at Gateway and Memphis, establishes such facilities as profitable operations and acquires other motorsports facilities. In addition, the Company will have various ongoing needs for capital, including: (i) working capital for operations; (ii) routine capital expenditures to maintain and expand its Long Beach temporary circuit and permanent facilities; and (iii) funds required to service corporate obligations, including the $21,500,000 obligation under the SWIDA Loan.

Due to the seasonality of racing events, the Company generates the majority of its revenues in the months of April through October. Therefore, the results of operations for the Company's second quarter cannot be expected to be indicative of annual results.

PART II.  OTHER INFORMATION

ITEM 5. OTHER INFORMATION. On April 11, 1997, the Company's wholly owned subsidiary, Gateway International Motorsports Corporation, obtained 49 acres of undeveloped land in the vicinity of Gateway for approximately 400,000, pursuant to an agreement with SWIDA, which it anticipates using for major event parking.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  Exhibit 27 - Financial Data Schedule


                                   SIGNATURES

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


                         GRAND PRIX ASSOCIATION OF LONG BEACH, INC.



                         /s/ Christopher R. Pook
                         -----------------------
                         Christopher R. Pook
                         Chairman of the Board, Chief Executive Officer and President



                         /s/ Ronald C. Shirley
                         ---------------------
                         Ronald C. Shirley
                         Chief Financial Officer



                         Dated:  July 15, 1997