Form 10KSB40/A
period 1996-07-01
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1997-08-18
CIK 1014957

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A2

(MARK ONE)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                                      OR
[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
       For the transition period from July 1, 1996 to November 30, 1996

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

                                                      (562) 981-2600
                                                      --------------
               (Issuer's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
                  NONE                                     N/A
                                                      --------------
                                          (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
       Common stock, no par value
       --------------------------
          (Title of each class)
                            -----------------------

 Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes [X]    No [_]

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

 As of January 31, 1997 there were 3,640,565 outstanding shares of Common stock, no par value. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on January 2, 1997 based on the average bid and asked price on such date was $28,636,648.

 DOCUMENTS INCORPORATED BY REFERENCE. None.
 Transitional Small Business Disclosure Format:  Yes [_]    No [X]

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 15, 1997
                                       GRAND PRIX ASSOCIATION OF
                                       LONG BEACH, INC.


                                       By /s/ Christopher R. Pook
                                         -----------------------------
                                         Christopher R. Pook
                                         Chairman of the Board, President,
                                         and Chief Executive Officer

IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

      SIGNATURE                      TITLE                                        DATE
      ---------                      -----                                        ----

/S/ Christopher R. Pook     Chairman of the Board,                             August 15, 1997
-----------------------     President and Chief Executive
CHRISTOPHER R. POOK         Officer (Principal Executive Officer)


/S/ James P. Michaelian     Chief Operating Officer and                        August 15, 1997
-----------------------     Director
JAMES P. MICHAELIAN


/S/ Ronald C. Shirley       Chief Financial Officer                            August 15, 1997
-----------------------     (Principal Financial and
RONALD C. SHIRLEY           Accounting Officer)


/S/ Joseph Ainge            Director                                           August 15, 1997
-----------------------
JOSEPH AINGE


/S/ Daniel Gurney           Director                                           August 15, 1997
-----------------------
DANIEL GURNEY


/S/ Wayne Kees              Director                                           August 15, 1997
-----------------------
WAYNE KEES


/S/ George Pellin           Director                                           August 15, 1997
-----------------------
GEORGE PELLIN


/S/ James Sullivan          Director                                           August 15, 1997
-----------------------
JAMES SULLIVAN


/S/ John R. Queen III       Director                                           August 15, 1997
-----------------------
JOHN R. QUEEN III


/S/ Neil Matlins            Director                                           August 15, 1997
-----------------------
NEIL MATLINS

                                 EXHIBIT INDEX


The following exhibits to this Form 10-KSB/A2 are filed herewith:

Exhibit No.                         Exhibit
-----------    --------------------------------------------------
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

 10.14**       Loan Agreement dated June 20, 1992 made between Long Beach
               Development Corporation and the Company with respect to SBA loan to the Company
 10.15**       Promissory Note dated June 30, 1992 made by the Company to Harbor
               Bank in the principal amount of $814,000
 10.16**       Deed of Trust dated June 30, 1992 (92-1214039) between the
               Company, as trustor, and Harbor Bank, as beneficiary, securing
               $814,000 note
 10.17**       Three Tier Bonus Plan of Company
 10.18**       Revolving Line of Credit Agreement with West Pointe Bank and
               Trust Company dated February 24, 1995, as amended by
               Extension/Modification Agreement dated February 24, 1996
 10.19**       Memorandum of Understanding dated February 26, 1996 by and between the United States of American, Gateway International
               Motorsports Corporation and BBJJ Land Trust
 10.20**       Form of Stock Option Agreement for 1993 Stock Option Plan
 10.21**       Lease Agreement dated as of June 12, 1996 by and between Helen M.
               Bergfield, trustee and Gateway International Motorsports
               Corporation
 10.22**       Lease Agreement dated as of April 1, 1996 by and between Ruth C.
               Franke and Gateway International Motorsports Corporation
 10.23**       Lease Agreement dated as of June 1, 1996 by and between Joseph E.
               Trover and Gateway International Motorsports Corporation
 10.24**       Form of Loan Agreement by and between Southwestern Illinois
               Development Authority and Gateway International Motorsports
               Corporation
 10.25**       Form of Guaranty Agreement made by the Company and Automotive
               Safety & Transportation Systems, Inc. to Magna Trust Company,
               Trustee, dated as of May 1, 1996
 10.26**       Form of Mortgage and Security Agreement by and between Gateway
               International Motorsports Corporation, as mortgagor and
               Southwestern Illinois Development Authority, as mortgagee dated as of May 1, 1996
 10.27**       Indenture of Trust dated as of May 1, 1996 by Southwestern
               Illinois Development Authority, as mortgagee dated as of May 1,
               1996
 10.28**       Form of Tax Escrow Agreement to be entered into between the City of Madison, Illinois, Magna Trust Company, as escrow agent and Gateway International Motorsports Corporation
 10.29***      Sanction Application and Agreement Form - NASCAR Busch Series,
               Grand National Division between the National Association for
               Stock Car Racing, Inc. and Applicant, dated December 17, 1996
 10.30***      Official Sanction Application Under the Rules and Regulations of
               USAC, between United States Auto Club and Applicant, dated
               November 18, 1996
 10.31***      Sanction Agreement Application for National Championship Stock
               Cars between Automobiles Racing Club of America and Applicant, dated November 25, 1996

 21.**         Subsidiaries of Registrant