Form 10QSB
period 1997-08-31
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1997-10-15
CIK 1014957

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                                  (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                      OR

[_] Transaction report pursuant to Section 13 OR 15(d) of the Securities Exchange Act of 1934 COMMISSION FILE NUMBER: 1-11837

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
       (Exact name of small business issuer as specified in its charter)

          CALIFORNIA                                       95-2945353
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                              3000 PACIFIC AVENUE
                             LONG BEACH, CA  90806
                   (Address of principal executive offices)


                        TELEPHONE NUMBER (562) 981-2600
                          (Issuer's telephone number)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                             Yes  X   No
                                                                 ---     ---

As of October 14, 1997, there were 4,648,285 shares of the Registrant's Common stock outstanding.

Transitional small business disclosure format (check one)  Yes      No  X
                                                               ---     ---

This report contains 15 pages.  There is 1 exhibit to this report.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                                  FORM 10-QSB

                                     INDEX



PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets - August 31, 1997 (unaudited) and
November 30, 1996                                                                          3

Condensed Consolidated Statements of Operations (unaudited) - Three months
and nine months ended August 31, 1997 and August 31, 1996                                  5

Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended
August 31, 1997 and August 31, 1996                                                        7

Notes to Condensed Consolidated Financial Statements                                       8

Item 2.   Management's Discussion and Analysis                                             9


PART II.  OTHER INFORMATION

Item 5.   Other Information                                                               15

Item 6.   Exhibits and Reports on Form 8-K                                                15


SIGNATURES                                                                                15

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)


                                          November 30, 1996     August 31, 1997
                                          -----------------     ---------------
                                                                  (unaudited)
                                    ASSETS
CURRENT ASSETS
 Cash and cash equivalents                          $10,214            $    47
 Accounts receivable                                    456              1,394
 Inventories and other current assets                   245                773
 Deferred major event expenses                          194                  -
 Deferred income tax asset                              860                860
                                                     ------             ------
    Total current assets                             11,969              3,074

Property and equipment, net                          22,279             43,588
Restricted cash                                      11,546              4,513
Other assets                                          1,092              1,023
                                                     ------             ------
 Total assets                                       $46,886            $52,198
                                                    =======            =======


  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Dollars in thousands)

                                          November 30, 1996     August 31, 1997
                                          -----------------     ---------------
                                                                  (unaudited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable, current                             $    73             $    79
 Accounts payable                                       680               2,246
 Accrued interest                                       817                 128
 Other accrued liabilities                               49                 492
 Deferred revenues                                    1,424               1,011
                                                     ------              ------
      Total current liabilities                       3,043               3,956

Notes and bonds payable, long term                   22,932              23,899
Deferred income tax liability                           928                 928
                                                     ------              ------

      Total liabilities                              26,903              28,783
                                                     ------              ------

Series B mandatorily redeemable
 convertible Preferred stock
 250,000 shares issued and outstanding                2,500               2,500
                                                     ------              ------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Preferred stock, no par value
    10,000,000 shares authorized                         -                   -
 Common stock, no par value
    20,000,000 shares authorized
    3,768,000 and 3,641,000 shares issued and
    outstanding as of August 31, 1997 and
    November 30, 1996, respectively                  15,544              15,683
 Paid-in capital                                        129                 727
 Retained earnings                                    2,193               4,863
 Shareholders' notes                                   (383)               (358)
                                                     ------              ------
      Total shareholders' equity                     17,483              20,915
                                                     ------              ------

      Total liabilities and shareholders' equity    $46,886             $52,198
                                                     ======              ======

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (unaudited)


                                                     Three months ended
                                               August 31, 1996   August 31, 1997
                                               ---------------   ---------------
Revenues
 Major event revenues
    Admissions                                       $     866        $   3,576
    Sponsorships                                           193              412
    Ancillary                                              396              843
                                                     ---------        ---------
      Total major event revenues                         1,455            4,831
 Other operating revenues                                1,050            3,495
                                                     ---------        ---------
      Total revenues                                     2,505            8,326
                                                     ---------        ---------

Expenses
 Major event expenses                                    1,191            4,003
 Other operating expenses                                  798            1,446
 General and administrative                              1,377            1,231
 Depreciation                                              348              650
                                                     ---------        ---------
    Total expenses                                       3,714            7,330
                                                     ---------        ---------
Income (loss) from operations                           (1,209)             996
                                                     ---------        ---------

Interest income                                            279              157
Interest expense                                          (387)            (588)
Other, net                                                 (30)              (1)
                                                     ---------        ---------
    Total other                                           (138)            (432)
                                                     ---------        ---------

Income (loss) before provision for income taxes         (1,347)             564

Provision (benefit) for income taxes                      (586)             237
                                                     ---------        ---------
Net income (loss)                                    $    (761)       $     327
                                                     =========        =========

Net income (loss) per share                          $   (0.24)       $    0.08
                                                     =========        =========

Weighted average number of common and common
 equivalent shares outstanding                       3,201,030        4,268,924

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)
                                  (unaudited)


                                                      Nine months ended
                                               August 31, 1996   August 31, 1997
                                               ---------------   ---------------
Revenues:
 Major event revenues
    Admissions                                        $    5,552     $   11,252
    Sponsorships                                           3,033          3,937
    Ancillary                                              3,892          6,484
                                                      ----------     ----------
      Total major event revenues                          12,477         21,673
 Other operating revenues                                  1,986          5,264
                                                      ----------     ----------
      Total revenues                                      14,463         26,937
                                                      ----------     ----------

Expenses:
 Major event expenses                                      7,208         14,791
 Other operating expenses                                  1,609          2,295
 General and administrative                                3,047          3,602
 Depreciation                                                587          1,293
                                                      ----------     ----------
    Total expenses                                        12,451         21,981
                                                      ----------     ----------

Income from operations                                     2,012          4,956
                                                      ----------     ----------

Interest income                                              398            532
Interest expense, net of capitalized interest of
 $825,000 and $0 for 1997 and 1996, respectively            (439)          (912)
Other, net                                                   (14)           162
                                                      ----------     ----------
    Total other                                              (55)          (218)
                                                      ----------     ----------

Income before provision for income taxes                   1,957          4,738

Provision for income taxes                                   837          1,990
                                                      ----------     ----------
Net income                                            $    1,120     $    2,748
                                                      ==========     ==========

Net income per share                                  $     0.46     $     0.68
                                                      ==========     ==========

Weighted average number of common and common
 equivalent shares outstanding                         2,424,507      4,040,506

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                  (unaudited)


                                                      Nine months ended
                                               August 31, 1996   August 31, 1997
                                               ---------------   ---------------
Cash flows from operating activities                  $  3,672         $  2,224
                                                      --------         --------

Cash flows from investing activities                   (25,808)         (14,049)
                                                      --------         --------

Cash flows from financing activities                    31,824            1,658
                                                      --------         --------

Net increase (decrease) in cash                          9,688          (10,167)

Cash and cash equivalents at beginning of period         5,748           10,214
                                                      --------         --------

Cash and cash equivalents at end of period            $ 15,436         $     47
                                                      ========         ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                August 31, 1997


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

2. The earnings per share calculations are based on the treasury stock method. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock issued for consideration below the offering price of $10.00 per share and stock options and warrants issued with exercise prices below the offering price during the twelve month period preceding the filing of the Company's initial public offering, have been included in the calculation of common shares, using the treasury stock method. The effect of the Series A Convertible Preferred stock issued at consideration below the initial public offering price was to increase the weighted average shares outstanding for the three and nine month periods ended August 31, 1996 by 62,500 shares. The Series A Convertible Preferred stock was converted to common stock on June 28, 1996.

3. On August 8, 1997 the Company reached an agreement to sell 630,000 shares of common stock for $12.34 per share. There was a requirement to meet certain conditions prior to the effective date of the sale. Those conditions were subsequently met and the stock was issued with an effective date of September 23, 1997. Use of the proceeds of the sale are restricted to further develop the facilities at Gateway and Memphis in order to obtain additional sanctions for major events.

The Company's Series B convertible Preferred stock was converted to an equal number of shares of the Company's common stock and registered with the Securities and Exchange Commission with an effective date of October 3, 1997.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The statements contained in this report on Form 10-QSB that are not purely historical are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve risks and uncertainties, including statements regarding the Company's expectations, hopes, intentions or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements.

Risks and uncertainties exist which could affect the Company's actual results. These include weather; construction delays; the Company's ability to obtain and keep major event sanctioning agreements and sponsors; competition; dependence upon key personnel; the Company's ability to meet loan obligations; the Company's ability to manage its growth and make advantageous acquisitions; government regulation; and seasonality; as well as other risks and uncertainties discussed from time to time in the Company's filings with the SEC. You should consult the risk factors listed from time to time in the Company's reports on Forms 10-QSB, 10-KSB, and the annual reports to shareholders.

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

CART - Championship Auto Racing Teams, Inc.

NASCAR - The National Association for Stock Car Auto Racing, Inc.

NHRA - The National Hot Rod Association

SWIDA -  Southwestern Illinois Development Authority

USAC - United States Auto Club

OVERVIEW

The Grand Prix Association of Long Beach, Inc. ("Company") operates the Grand Prix of Long Beach ("Grand Prix"), a three day, temporary circuit motorsports event run every spring on the streets of the City of Long Beach, California.
The Company also owns and operates Gateway International Raceway ("Gateway"), in Madison, Illinois, and Memphis Motorsports Park ("Memphis"), in Millington, Tennessee. Both facilities are permanent multi-purpose racing venues, with major racing events sanctioned by CART, NHRA, NASCAR, ARCA and USAC held at one or both facilities.

During the nine-month period covered by this report, the Company operated four major events. The 23rd Grand Prix and the inaugural Motorola 300 at Gateway, both sanctioned by CART were held in the second fiscal quarter. The inaugural Gateway 300, a Busch Series, Grand National Division race sanctioned by NASCAR and the inaugural Sears Craftsman Nationals drag race sanctioned by the NHRA were held in the third fiscal quarter, both at Gateway.

Revenues are generated from ticket sales, corporate sponsorships and hospitality services (including rental of corporate suites, tents and chalets), broadcast production services, merchandise sales, concessions and other related event revenues as well as weekly racing activities at Gateway and Memphis. Although prior to 1996, over 80% of the Company's annual revenues were generated from the operation of the Grand Prix, that percentage has been reduced as the result of major events held within the past year at both Gateway and Memphis. It is anticipated that the Company's reliance on the Grand Prix for the majority of its revenue will continue to decrease.

In May 1997, the Company completed construction of the oval track at Gateway, substantially completing the first phase of redevelopment. Expenditures for the first phase of the redevelopment were accelerated when the Company obtained major event sanctions for 1997 earlier than originally anticipated. Total expenditures related to the first phase of the redevelopment of this facility were approximately $28,607,000, not including interest capitalized during construction of approximately $1,011,000.

It is anticipated that the Company will continue to incur costs over the next several years related to the redevelopment of Gateway into a major regional multipurpose racing facility. The Company anticipates making additional expenditures of approximately $3,000,000 prior to the next racing season to increase seating capacity, add customer amenities and to ease ingress and egress, among other improvements.

The Company anticipated using certain of the proceeds from its initial public offering (IPO) for a Gateway Law Enforcement Driving School (Driving School).
As a result of the increased costs related to the redevelopment project at Gateway, the Company will be unable to complete the Driving School project using the proceeds of the IPO. The Company still intends to proceed with the Driving School using funds generated from operations.

The Company recently completed a new 0.25-mile dirt oval at Memphis. Construction of a new 0.75-mile paved oval at Memphis is currently in progress. The Company anticipates total expenditures for this project will be approximately $3,100,000.

The Company anticipates funding the additional costs of capital improvements through cash generated from the sale of common stock, cash generated by operations and by financing certain asset acquisitions. On August 8, 1997 the Company reached an agreement to sell 630,000 shares of common stock for $12.34 per share. There was a requirement to meet certain conditions prior to the effective date of the sale. Those conditions were met and the stock was issued with an effective date of September 23, 1997. Use of the proceeds of the sale are restricted to further develop the facilities at Gateway and Memphis in order to obtain additional sanctions for major events at those facilities.


BASIS OF PRESENTATION

Revenues: Major event revenues are derived from nationally sanctioned events at the Grand Prix, Gateway and Memphis; including admissions from ticket sales, sponsorships and ancillary, comprising hospitality services, broadcast services, merchandising, lifestyle/auto-expo and concessions. The Company generates other operating revenues from promotion, marketing and public relations consulting services and rentals of grandstands, structures and related equipment services.

Expenses: Major event expenses principally include sanction fees, temporary-circuit construction costs, operational direct expenses, marketing, advertising and public relations, costs of merchandise sales, ticket sales expenses and city service fees. Sanction agreements require race promoters to pay fees, including prize money, and provide services to the relevant sanctioning body during the event. Other operating expenses include expenses directly related to public relations consulting services, structures and equipment rental services, broadcast services and the direct expenses of operating Gateway and Memphis.


THREE MONTHS ENDED AUGUST 31, 1997 COMPARED TO THREE MONTHS ENDED
AUGUST 31, 1996

Major Event Revenues and Expenses: The Company's major event revenues and expenses increased $3,376,000 and $2,812,000, respectively, compared to the three months ended August 31, 1996. This was primarily due to the addition of two major events, the Gateway 300 and the Sears Craftsman Nationals at Gateway offset by the rescheduling of the Pennzoil Nationals at Memphis from the third fiscal quarter in 1996 to the fourth fiscal quarter in 1997.

Other Operating Revenues and Expenses: Other operating revenues and expenses increased $2,445,000 and $648,000 respectively, compared to the three months ended August 31, 1996. This was primarily due to increased weekly racing activities at Gateway and Memphis.

General and Administrative Expenses: General and administrative expenses
decreased $146,000 compared to the three months ended August 31, 1996.   This
was primarily due to Gateway and Memphis becoming fully operational combined with cost control efforts.

Depreciation: Depreciation expense increased $302,000 compared to the three months ended August 31, 1996. This was primarily due to the completion of the first phase of the redevelopment project at Gateway in time for the Motorola 300 race in May 1997. Accordingly, depreciation expense on these assets was recognized for the first time.

Interest Expense: Interest expense increased $201,000 compared to the three months ended August 31, 1996. This was primarily due to the interest on the SWIDA Loan no longer being capitalized following substantial completion of the redevelopment project at Gateway.


NINE MONTHS ENDED AUGUST 31, 1997 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1996

Major Event Revenues and Expenses: The Company's major event revenues and expenses increased $9,196,000 and $7,583,000, respectively, compared to the nine months ended August 31, 1996, primarily due to the addition of three major events at Gateway, the Motorola 300, the NHRA Sears Craftsman Nationals and the Gateway 300. The rescheduling of the NHRA Pennzoil Nationals at Memphis from the third fiscal quarter in 1996 to the fourth fiscal quarter in 1997 partially offset these increases.

Other Operating Revenues and Expenses: Other operating revenues and expenses increased $3,278,000 and $686,000 respectively, compared to the nine months ended August 31, 1996, primarily due to increased weekly racing activities at Gateway and Memphis. In addition, the Company earned approximately $240,000 from the early termination of a public relations consulting contract.

General and Administrative Expenses: General and administrative expenses
increased $555,000 compared to the nine months ended August 31, 1996.   The
increase was primarily due to increased payroll and facilities costs associated with Memphis and Gateway and the addition of a national ticket office located at Long Beach offset by third quarter reductions described above.

Depreciation: Depreciation expense increased $706,000 compared to the nine months ended August 31, 1996. This was primarily due to the completion of the first phase of the redevelopment project at Gateway in time for the Motorola 300 race in May 1997. Accordingly, depreciation expense on these assets was recognized for the first time.

Interest Expense: Interest expense increased $473,000 compared to the nine months ended August 31, 1996. This was primarily due to the interest on the SWIDA Loan no longer being capitalized following substantial completion of the redevelopment project at Gateway.

LIQUIDITY AND CAPITAL RESOURCES

The Company relied on cash generated from operating revenues and on the proceeds of its initial public offering for working capital during the nine months ended August 31, 1997. In addition, the proceeds of its 21-year, $21,500,000 promissory note to SWIDA (the SWIDA Loan), the initial public offering and cash generated from operations were used to fund the redevelopment at Gateway and Memphis. Refer to the Company's Form 10-KSB for the fiscal year ended November 30, 1996, previously filed, for a discussion of the SWIDA Loan. The Company anticipates funding the costs of additional capital improvements primarily through cash generated from the sale of common stock. The Company anticipates meeting its working capital needs through cash generated from operations.

On August 8, 1997 the Company reached an agreement to sell 630,000 shares of common stock for $12.34 per share. There was a requirement to meet certain conditions prior to the effective date of the sale. Those conditions were subsequently met and the stock was issued with an effective date of September 23, 1997. The proceeds of the sale are restricted for use to further develop the facilities at Gateway and Memphis in order to obtain additional sanctions for major events.

The Company's cash and cash equivalents as of August 31, 1997 are $47,000, a net decrease of $10,167,000 from November 30, 1996. The decrease in cash is primarily the result of funding redevelopment activities at Gateway and Memphis.

Restricted cash pursuant to the terms of the SWIDA Loan as of August 31, 1997 was $4,513,000. Cash used by the Company from restricted and non-restricted cash in capital improvements totaled $22,529,000 for the nine months ended August 31, 1997, primarily for the redevelopment at Gateway and Memphis.

The Company's bank borrowings consist of short and long term obligations incurred in connection with specific capital improvements and expenditures. Long term debt includes first and second trust deed notes, which together had an outstanding principal balance of approximately $2,399,000 on August 31, 1997 and the SWIDA Loan with a balance of $21,500,000.

OUTLOOK FOR THE REMAINDER OF 1997

With the 1997 racing season almost complete the Company expects the fourth quarter of the 1997 fiscal year to reflect a decrease in major event and other operating revenues and corresponding expenses. Major events to be reported in the results of operations for the fourth quarter include the ARCA/USAC Twin 100's event held at Gateway on September 12-14, 1997 and the NHRA Pennzoil Nationals held at Memphis on October 2-5, 1997.

Construction at both Gateway and Memphis will continue and costs related to construction will be significant as the Company expands the seating capacity at Gateway and completes the 0.75 mile paved oval at Memphis. In addition, since little or no racing activities take place between November and February, the Company anticipates that revenue will significantly decrease during the fourth quarter of fiscal year 1997 and the first quarter of fiscal year 1998. As a result the Company expects to report an operating loss for both quarters.

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

Due to the seasonality of racing events, the Company generates the majority of its revenues in the months of April through October. Therefore, the results of operations for the Company's third quarter cannot be expected to be indicative of annual results.

PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

On September 16, 1997, the Company received a request from the holder of its 250,000 outstanding shares of Series B convertible Preferred stock to convert those shares into common stock and exercise the holder's registration rights. Accordingly, the Company filed a registration statement on Form S-3 with respect to the 250,000 shares on September 30, 1997 and was informed that the registration was effective on October 3, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule (filed with this Form 10-QSB)

(b) Form 8-K filed on September 11, 1997 reporting the sale of 630,000 shares of unregistered common stock


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



                         Dated:  October 15, 1997