Form 10KSB
period 1997-11-30
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1998-03-02
CIK 1014957

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                               ---------------

                                  FORM 10-KSB

(MARK ONE)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934 (FEE REQUIRED)

  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1997

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM          TO

                          COMMISSION FILE NO. 1-11837

                               ---------------

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 CALIFORNIA                                      95-2945353
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                   3000 PACIFIC AVENUE, LONG BEACH, CA 90806
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                (562) 981-2600
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ---------------

SECURITIES REGISTERED UNDER SECTION 12(b) OF                        N/A
                   THE ACT:
                    NONE                           (NAME OF EXCHANGE ON WHICH REGISTERED)
            (TITLE OF EACH CLASS)
SECURITIES REGISTERED UNDER SECTION 12(g) OF
                   THE ACT:
         COMMON STOCK, NO PAR VALUE
            (TITLE OF EACH CLASS)

                               ---------------

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  State issuer's revenues for its most recent fiscal year: $30,909,000.

  As of February 18, 1998, there were 4,665,236 outstanding shares of Common Stock, no par value. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on February 18, 1998, based on the average bid and asked price on such date was $41,760,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information required by Part III of Form 10-KSB is incorporated by reference to the registrant's definitive Proxy Statement relating to its 1998 Annual Meeting of Shareholders, which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

         Transitional Small Business Disclosure Format: Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

INTRODUCTION

  Definitions There are numerous acronyms used in the motorsports industry and otherwise, several of which are used herein. For the facility of the reader, acronyms used herein are defined below:

    ARCA--Automobile Racing Club of America

    CART--Championship Auto Racing Teams, Inc.

    Grand Prix--The Grand Prix of Long Beach, an annual temporary circuit professional motorsports event held in Long Beach, California

    IPO--Initial public offering

    NASCAR--The National Association for Stock Car Auto Racing, Inc.

    NHRA--The National Hot Rod Association

    SEC--Securities Exchange Commission

    SWIDA--Southwestern Illinois Development Authority

    USAC--United States Auto Club

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

  For the past 25 years, the Grand Prix Association of Long Beach, Inc. (the "Company") has been organizing and promoting automobile racing events. The Company developed and, has operated the Grand Prix of Long Beach (the "Grand Prix"), an annual temporary circuit professional motorsports event in Long Beach, California since its formation as a California corporation in 1974. The Grand Prix has the second highest paid attendance of any Indy car race, second only to the Indianapolis 500. The Grand Prix weekend has attracted in excess of 200,000 paid spectators in each of the past six years, and is currently televised to over 125 countries throughout the world.

  In addition to operating the Grand Prix, the Company owns two permanent motorsports facilities, Gateway International Raceway ("Gateway"), in Madison, Illinois (near St. Louis) and Memphis Motorsports Park ("Memphis") near Memphis, Tennessee. Since it acquired the Gateway facility the Company has put in place a new infrastructure, including electrical service; a sanitation system; a ground water drainage system; ingress and egress roads for new parking facilities; a new drag strip; 1.25 mile oval track and road course; a drag strip tower; an oval suite tower; walkways; concession stands and grandstands capable of presently hosting 55,000 spectators per event and eventually 85,000 per event at the oval and 30,000 at the drag strip. The Company is in the process of adding restrooms and concessions and improving ingress, egress and parking.

  The Company acquired Memphis in June 1996 with the intention to make modifications and improvements to bring the facility up to "today's" professional motorsports standards. Memphis currently has a regulation NHRA drag strip, a road course, a 1/4 mile dirt track, ten corporate suites, and is capable of seating approximately 16,000 people at the drag strip utilizing permanent grandstands supplemented by the Company's portable grandstands. The Company is in the process of making needed improvements and expansions to Memphis, including converting the old clay oval to a 3/4 mile paved oval, modifying the road course and increasing the seating capacity to enable this regional facility to host nationally sanctioned motorsports events as well as to continue to host local and regional events.

  Both Gateway and Memphis have the capability of hosting major stock car and Indy car races. Both facilities have national caliber NHRA 1/4 mile drag strips. In 1998, Memphis will host the NHRA Pennzoil Nationals, Presented by AutoZone; a NASCAR Craftsman Series Truck race, and an ARCA and USAC Silver

Crown event. Gateway will host the NHRA Sears Craftsman Nationals, the Motorola 300 Fedex Championship Series race sanctioned by CART, the CARQUEST Auto Parts 250 NASCAR Busch Series Grand National Division race, and a NASCAR Craftsman Series Truck race.

  Prior to June 30, 1996, the Company derived the majority of its revenues from the Grand Prix. The addition of two permanent facilities has reduced its reliance on the Grand Prix as its primary revenue source. The Company will, however, continue to place great emphasis on the Grand Prix and the revenue it generates.

  The Company's business strategy is to maintain the Grand Prix as one of the motorsports industry's premier events and to maximize its return on assets while using the experience and expertise of its senior management team to locate and develop other motorsports venues. In furtherance of this strategy, the Company seeks to locate, acquire, develop and operate venues which the Company believes are underdeveloped or underutilized; are located in major metropolitan areas; can be acquired, improved and developed at a reasonable cost; and can be operated as multi-purpose motorsports facilities.

  A further business strategy of the Company has been to maximize the productivity of both its employees and the race-related operating equipment it has acquired, by renting its temporary structures and electrical equipment to other event operators and providing consulting and marketing services to other entities. While both Gateway and Memphis need a relatively limited amount of temporary equipment to meet peak demands, the Company intends to enter the equipment rental business in those markets as well as to continue in the Southern California market. In addition to rental of temporary structures and electrical services for other special events, the Company will continue to provide marketing and promotional services for other entities, as well as media production services and merchandise/souvenirs for all three of its venues--Long Beach, Gateway and Memphis.

  The Company now employs 56 full time and 3 part time employees. The Company hires seasonal employees as required to supplement its permanent staff at all locations for various events. The Company is party to collective bargaining agreements with the Construction Laborers Union, Local 507 for seasonal employees limited to construction activities related to the Grand Prix, and with the Tradeshow and Sign Crafts Union, Local 831, all in California. Employees subject to collective bargaining agreements have had good relationships with the Company. No work stoppages have occurred and none are expected.

 Recent Developments

  On January 23, 1998, Gateway International Motorsports Corporation signed a Reimbursement Agreement with First Tennessee Bank whereby the bank provided an irrevocable standby letter of credit to secure the debt reserve fund established pursuant to Gateway's agreement with SWIDA. In furtherance of the Reimbursement Agreement and concurrent therewith, the Company and each of its subsidiaries signed Guaranty Agreements, and Memphis International Motorsports Corporation signed a Trust Deed on its properties to secure repayment of the letter of credit. (See Cautionary Statement: "Ability to Meet Payment Obligations on SWIDA Loan" and "Encumbrance of Assets".)

CAUTIONARY STATEMENT

  Matters discussed in this annual report on Form 10-KSB contain estimates and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934, including statements regarding the Company's expectations, hopes, intentions, beliefs or strategies regarding the future. All forward looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could differ materially from those in such forward looking statements. Among the factors that could cause results to differ materially are the following:

WEATHER AND CONSTRUCTION DELAYS

  Adverse weather conditions have caused construction delays and could cause further delays in construction at the Company's Memphis Motorsports Park facility. Delays in construction of improvements at Memphis have resulted in one event being rescheduled to Gateway. Future construction delays could result in the cancellation of events. Weather conditions could also cause the cancellation or postponement of one or more events. The Company's inability to host scheduled events could have a material adverse effect on its business, revenues and financial condition.

IMPORTANCE OF SANCTIONING CONTRACTS

  The success of the Company depends in large part on its ability to attract and retain national racing events sanctioned by motorsports' principal governing bodies, particularly at its permanent facilities. To date, the Company has been able to secure four such events for Gateway and three for Memphis. For Gateway, the Company entered into a four year agreement with CART for annual events starting in 1997, a three year lease with NHRA for an annual national event starting in 1997 with options for an additional 10 years, and a one year agreement with NASCAR for a 1998 Craftsman Truck Series and a Busch Series, Grand National Division event. With respect to Memphis, the Company has one year remaining on its agreement with the NHRA for an annual national event (1998) and a one year agreement with NASCAR for a 1998 Craftsman Truck Series event. Memphis has a one year agreement with ARCA for a national championship stock car event, and it also has two years remaining on its agreement with USAC for a Silver Crown Championship series annual event. The Company has one year remaining on its sanction agreement with CART for the Grand Prix at Long Beach with options through the year 2000. The inability of the Company to obtain further sanction agreements and to maintain sanction agreements at this level would likely result in lower than anticipated revenues for the Company from admissions, sponsorships, hospitality, concessions, and merchandise, which could have a material adverse effect on the Company's business, financial condition, and results of operations.

COMPETITION

  The Company's racing events compete with other sports and recreational events scheduled on the same dates, as well as with motorsports racing events sanctioned by various other racing bodies. Racing events sanctioned by different organizations are often held on the same dates at different tracks. The Company competes with other track owners for the patronage of motor racing spectators as well as for promotions and sponsorships. The Company's agreement with CART grants it the exclusive right to conduct a CART-sanctioned FedEx Championship Series race in Southern California; however, the agreement allows CART to grant a sanctioned event to California Speedway recently constructed approximately 60 miles from Long Beach in Fontana, California, as long as such race is not held within a period of several months before or after the Grand Prix, which is traditionally held in April. The California Speedway has scheduled a CART-sanctioned race for November 1, 1998, and is scheduled to host several NASCAR events in 1998. Furthermore, it was recently announced that the Route 66 Raceway, a new track under construction 23 miles southwest of Chicago, Illinois will host a NHRA national event in late May, and an AMA Superbike Tour event in August, 1998. International Speedway Corporation recently announced that it is building a track in Kansas City capable of hosting oval track events which it expects will be completed in two years. The conduct of such competing events could have a material impact on attendance, sponsorships and other revenues from the Grand Prix and events held at Gateway and Memphis.

SEASONALITY

  Historically, most of the Company's revenues have been derived from the Grand Prix held each April, in the Company's second fiscal quarter. The Company anticipates that the addition of revenues from operations at Gateway and Memphis will result in significant revenues in its third and fourth quarters as well; however, because Gateway and Memphis will have very limited, if any, racing during the winter season, it is anticipated that during the period from November through February the Company will continue to have minimal revenues resulting in significant operating losses during its first fiscal quarter.

GOVERNMENT APPROVALS

  Operation of the Grand Prix is dependent upon obtaining a permit from the City of Long Beach allowing the Company to hold the race on city streets. The Company has such a permit through the year 2010.

Traditionally, the city has been cooperative in working with the Company with respect to the terms of the permit and in extending the term thereof; however, there is no assurance that the City of Long Beach will extend the permit after the year 2010.

SPONSORSHIP CONTRACTS

  The Company derives a substantial portion of its annual revenues from sponsorship agreements, including title sponsorship of its various events, sponsorship of its permanent venues, and "official product" sponsorships. The Company's title sponsorship agreements include a contract with Toyota Motor Sales U.S.A. for title sponsorship of the Grand Prix through the year 2000; a three year agreement with Motorola for title sponsorship of Gateway's CART FedEx Championship Series race; a three year agreement with CARQUEST to act as the title sponsor of the Busch Series Grand National NASCAR event at Gateway; a two year agreement with NHRA for Sears Craftsman to be the sponsor of the NHRA event at Gateway; and an agreement with the NHRA for Pennzoil to be the sponsor of the NHRA event at Memphis through the 1998 event. Loss of these title sponsors or other major sponsorship agreements or failure to secure such sponsorship agreements in the future could have a material adverse affect on the Company's revenues.

GOVERNMENT REGULATION OF SPONSORS

  The Company derives a significant portion of its revenue each year from sponsorship and advertising by various companies. Tobacco and liquor companies have traditionally sponsored motorsports events. In August 1995, the U.S. Food and Drug Administration announced proposed regulations which, if implemented, could potentially restrict tobacco industry sponsorship of sporting events. Furthermore, recent tobacco litigation and settlements between tobacco companies and several states could have an impact on the tobacco industry's ability and/or desire to engage in motorsports sponsorship and advertising activities. Government regulations and restrictions on advertising by tobacco, liquor and other potential sponsors could adversely impact the Company's revenues, as well as that of the motorsports industry as a whole, and there is no assurance that alternate sponsors could be obtained.

RELIANCE ON THE GRAND PRIX OF LONG BEACH

  Traditionally the Company has obtained in excess of 80% of its annual revenues from the Grand Prix. This reliance diminished in 1997 and should further diminish as additional races are added at Gateway and Memphis. However, the reliance is still significant with approximately 39% of its revenues in 1997 and 72% of its revenues in 1996 being derived from the Grand Prix. Although the Company has operated a racing event on the streets of Long Beach for 23 years, there can be no assurance that the Grand Prix will continue to be successful.

INSURANCE

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

LIABILITY FOR PERSONAL INJURIES

  Motorsports can be dangerous to participants and to spectators. The Company maintains insurance policies that provide coverage within limits that are sufficient, in the judgment of management, to protect the Company from material financial loss due to liability for personal injuries sustained by persons on the Company's premises in the ordinary course of the Company's business. Throughout the year the Company maintains commercial general and automobile liability insurance with a combined single limit of $5,000,000 per occurrence. During the weekend of the Grand Prix, the Company increases its insurance coverage to $20,000,000 per occurrence to encompass the heightened risks associated with running a race on city streets. Beginning in 1998, the Company will carry $10,000,000-$20,000,000 per occurrence during each NASCAR event at Gateway and Memphis. However, there can be no assurance that such insurance will be adequate at all times and in all circumstances. If the Company is held liable for personal injuries beyond the scope of its insurance coverage, its business, financial condition and results of operations could be materially and adversely affected.

PATENTS, TRADEMARKS, COPYRIGHTS

  The Company has registered the following trademarks (among others): "Long Beach Grand Prix", "U.S. Grand Prix West", "200 MPH Beach Party", "LBGP" and regularly copyrights its artwork, including poster art and artwork for clothing and souvenirs sold at the Grand Prix, Gateway and Memphis. Although the Company takes care to protect its intellectual property, the loss of any of these trademarks, copyrights or patents would not, in the opinion of management, have a material adverse effect on the revenues of the Company.

STATUS OF GATEWAY LAW ENFORCEMENT DRIVING SCHOOL

  In its IPO Prospectus, the Company disclosed that it expected to apply approximately $1,500,000 of the net proceeds from its IPO to establish and equip the Gateway Law Enforcement Driving School. Because the Company was able to obtain major event sanctions for Gateway earlier than anticipated, it had to accelerate redevelopment of Gateway in order to permit it to host those major events in 1997. The cost of redeveloping and improving Gateway at an accelerated rate has exceeded the initial redevelopment estimates, and the portion of the proceeds used for the redevelopment of Gateway has exceeded the estimate set forth in the Prospectus. Therefore, the Company does not have sufficient proceeds from the IPO remaining after completion of the Gateway redevelopment to enable it to establish and equip the Gateway Law Enforcement Driving School from that source of funds. However, the Company does intend to go forward with the law enforcement driving school, and believes that the cash flow from earnings generated from major events at the redeveloped Gateway facility will be sufficient to complete this goal.

POTENTIAL FOR CHANGE IN CONTROL

  On August 8, 1997, the Company signed Stock Purchase Agreements with Midwest Facility Investments, Inc. ("MFI"), a wholly owned subsidiary of International Speedway Corporation, and Penske Motorsports, Inc. ("PMI") (the "Agreements") for the purchase by each of 315,000 shares of the Company's unregistered Common Stock for a purchase price of $12.34 per share. This purchase resulted in MFI and PMI each owning 7.2% of the Company's outstanding Common Stock. The Agreements provide that the funds received by the Company from the sale of stock to MFI and PMI must be used only for capital expenditures of Board approved improvement projects that are intended to enhance the Company's ability to obtain additional motor racing events at its Gateway and Memphis facilities; and give MFI and PMI certain preemptive rights for up to four years. In connection with the Agreements, the Company agreed to expand its Board of Directors by two and to use its best efforts to cause one nominee of MFI and one nominee of PMI to be elected to the Board to fill the new positions. MFI and PMI also agreed (until the earlier of (i) six years or (ii) the date Christopher R. Pook ceases to serve as Chief Executive Officer unless a successor approved by MFI and PMI has been appointed within 120 days, (iii) there is a tender offer for the Company's shares or (iv) the Company enters into a merger or other agreement pursuant to which the Company's current shareholders would own less than 50% of the surviving corporation's capital stock) not to (a) purchase additional shares of the Company's stock without Board approval, (b) conduct a proxy contest to obtain control of the Board or
(c) enter into any non-market transaction to sell the Company's stock to anyone who does not agree to be bound by the same aforementioned stand still provisions, except they may each purchase up to 5% of the Company's outstanding Common Stock, and purchase shares from other shareholders who are subject to a Right of First Refusal Agreement between MFI and PMI and that shareholder (hereinafter the "stand still" provisions).

  In connection with the Agreements, the bylaws of the Company were amended by written consent of a majority of the shareholders to increase the board of directors to a maximum of eleven and on October 13, 1997, Gregory W. Penske and H. Lee Combs were elected as directors to the Company's board.

  Concurrent with the signing of the Agreements, the same parties signed Registration Rights Agreements, pursuant to which the Company agreed, for a period of three years, to provide MFI and PMI the right to demand that the Company register the shares acquired by MFI and PMI concurrent with the registration of shares for any other security holder (other than on a form S-4 or S-8 or in connection with the registration of the Common Stock issued upon the conversion of its Series B Convertible Preferred shares if the same was filed prior to September 30, 1997) as long as MFI and PMI own at least 1% of the outstanding shares of the Company's Common Stock. The Company also agreed to the Stock Purchase Agreements by MFI and PMI.

  Further to the Agreements and Registration Rights Agreements, MFI and PMI entered into a Right of First Refusal Agreement with certain shareholders of the Company, which shareholders collectively controlled 38% of Company's outstanding shares (assuming such shareholders exercise all conversion rights, exercise all options and warrants held by them). Exercise of their rights of first refusal pursuant to these agreements could result in MFI and/or PMI acquiring over 40% of the Company's Common Stock. In December 1997, MFI and PMI exercised their right of first refusal to acquire 22,500 shares each offered by EDMARJON-RONBREWDAVE, LLC. In addition, in September, 1997 MFI and PMI also acquired 2,500 shares each from a former board member.

  In the Stock Purchase Agreements, MFI and PMI are allowed to each purchase up to 5% of the Company's outstanding Common Stock, and purchase shares from other shareholders who are subject to the Right of First Refusal Agreement. In the event that such purchases bring the total ownership of MFI or PMI to greater than 10%, each has the right to purchase sufficient Common Stock on the open market to bring the ownership interest of each up to 20.5% of the outstanding Common Stock of the Company. If they make such purchases, however, their rights under the Right of First Refusal Agreement are reduced on a share for share basis. Exercise of their rights of first refusal and other rights pursuant to these agreements could result in MFI and/or PMI acquiring over 40% of the Company's Common Stock. Both MFI and PMI are SEC reporting companies. None of the control persons of the Company serve on the boards of directors of MFI, PMI or International Speedway Corporation ("ISC"). H. Lee Combs, a Director and Senior Vice President of ISC, and Gregory W. Penske, a Director and Executive Vice President of PMI are directors of the Company.

RESTRICTION ON USE OF FUNDS

  The Company received a total of $7,615,000, net of issuance costs, as a result of the sale of common stock to MFI & PMI (see "Potential for Change in Control"). The Stock Purchase Agreements provide that the funds received by the Company from the sale of stock to MFI and PMI must be used only for capital expenditures of board approved improvement projects that are intended to enhance the Company's ability to promote additional motor racing events at Gateway and Memphis. The company has expended $3,430,000 of these funds on approved projects as of November 30, 1997.

DEPENDENCE ON KEY PERSONNEL

  The Company's success depends largely on the availability and performance of its senior management team, particularly Christopher R. Pook, the Company's Chairman and Chief Executive Officer. Mr. Pook's reputation and experience within the motorsports industry, including his relationship with the various motorsports sanctioning bodies, will continue to be of considerable importance to the Company. The loss of any of the Company's key personnel or its inability to attract and retain key employees in the future could have a material adverse effect on the Company. In addition, the Company's agreement with Toyota is cancelable at the option of Toyota should Mr. Pook cease to be Chairman or Chief Executive Officer of the Company. The Stock Purchase Agreements contain certain "stand still" provisions which terminate if Christopher R. Pook ceases to serve as

Chief Executive Officer, unless a successor approved by MFI and PMI has been appointed within 120 days. The loss of any of its senior management team members could have a material adverse effect on the business of the Company.

MANAGEMENT OF GROWTH

  The acquisition of Gateway and Memphis and associated major events scheduled at each has and will continue to place substantial burdens on the Company's management resources and financial controls. The Company's ability to manage its growth effectively will require it to continue to implement and improve its operational, financial and management information systems and controls, and to train, motivate and manage its employees. The Company's failure to manage its growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations.

ABILITY TO MAKE ADVANTAGEOUS ACQUISITIONS

  The Company's ongoing strategy includes locating, acquiring and developing multi-purpose motorsports facilities. There can be no assurance that the Company will be able to identify suitable acquisition candidates or consummate advantageous acquisitions. The Company intends to review and evaluate acquisition opportunities as they arise, but presently has no commitments with respect to any potential acquisition. If the Company does make one or more future acquisitions, these acquisitions may require substantial additional debt and may not be profitable or otherwise beneficial for the Company. Due to the restriction on use of the remaining $4,340,000 of proceeds from the recent sale of stock to MFI and PMI contained in the Stock Purchase Agreements, the Company would not have those funds available for the acquisition of other facilities (see "Restriction on Use of Funds"). Investors may not have an advance opportunity to evaluate the merits and risks of any acquisitions undertaken by the Company.

BLANK CHECK PREFERRED STOCK

  The Company's Board of Directors has total discretion in the issuance of its Preferred Stock and the determination of the rights and privileges associated with any shares of Preferred Stock which might be issued in the future, which rights and privileges may be detrimental to the holders of the Common Stock. The Company is authorized to issue 10,000,000 shares of Preferred Stock of which only two series, Series A Convertible Preferred Stock, representing 312,500 shares, and Series B Convertible Preferred Stock, representing 250,000 shares, has been designated to date. All Series A and Series B Convertible Preferred shares were previously converted into Common Stock. The issuance of Preferred Stock in the future could discourage or impede a tender offer, proxy contest or other similar transaction involving a potential change in control of the Company, which transaction might be viewed favorably by other shareholders.

ANTI-TAKEOVER PROVISIONS

  In addition to provisions in the Company's Articles of Incorporation which authorize the issuance of "Blank Check" Preferred Stock, the Company's Bylaws provide for a staggered Board of Directors, and provisions in the employment agreements for each of Christopher R. Pook and James P. Michaelian provide for severance payments to these individuals in the event of a change in control of the Company coupled with a change in their job duties. Furthermore, the Company is a party to an agreement with MFI & PMI, each of which currently owns 340,000 shares of the Company's Common Stock, which give these shareholders certain preemptive rights. These provisions and agreements could discourage or impede a tender offer, proxy contest or other similar transaction involving a potential change in control of the Company which transaction might be viewed favorably by minority shareholders.

ABILITY TO MEET PAYMENT OBLIGATIONS ON SWIDA LOAN

  In order to finance the redevelopment of Gateway, the Company entered into a loan agreement with SWIDA, which agreed to fund a loan to the Company by issuing municipal bonds in the aggregate principal amount of $21,500,000 designated as the "Taxable Sports Facility Revenue Bonds, Series 1996 (Gateway

International Motorsports Corporation Project)" (the "Bonds"). The Bonds are unconditionally guaranteed by the Company. The closing of the sale of the Bonds occurred on June 21, 1996. The Bonds were offered by SWIDA on a private placement basis in reliance upon an exemption from registration contained in
Section 4(2) of the 1933 Act.

  SWIDA has loaned all of the proceeds from the Municipal Bond Offering to the Company for the purpose of the development, construction and expansion of Gateway, and the funds so obtained were irrevocably committed to complete all planned construction of Gateway.

  The Bonds are enhanced by the moral obligation of the State of Illinois and have a 20-year maturity. The Company issued a 20-year $21,500,000 promissory note to SWIDA which bears interest at an effective rate of approximately 9.1% per annum (the "SWIDA Loan"). Payments of interest are made semi-annually, and began in February 1997, with interest payments through February 1998 derived from an interest reserve fund described below, and principal payments will begin in February 2000. All proceeds from the SWIDA Loan are required to be dedicated by the Company to the redevelopment of Gateway and debt service obligations with respect to the SWIDA Loan.

  As required pursuant to the financing arrangement, the Company established a $2,550,000 interest reserve fund (from the proceeds of the SWIDA Loan). In addition, the Company established a $2,300,000 debt service reserve fund from the net proceeds of its $2,500,000 private placement of its Series A Convertible Preferred Stock. In January, 1998, the Company substituted an irrevocable standby letter of credit from First Tennessee Bank National Association for the cash on deposit in the debt service reserve fund.

  Additionally, the Company is required to impose a 5% ticket surcharge on all nationally sanctioned motorsports events at Gateway to establish an additional debt service reserve fund for the Bonds. Once $2,000,000 has been accumulated in this fund, excess funds then accumulating will be used to redeem Bonds annually commencing February 1, 2002.

  Although the Company's obligations for interest payments on the SWIDA Loan through February 1998, were reserved out of the proceeds of the SWIDA Loan and were held in an interest reserve fund for the purpose of making those payments, future payments on the SWIDA Loan are intended to be made primarily from the revenues from the operations of Gateway. Although the Company is current on its obligation and expects to meet its future debt payment obligations out of the revenues from Gateway, and although the Company will receive certain assistance from the City of Madison, Illinois in the form of a tax increment finance fund which should assist it in meeting its debt burdens, there can be no assurance that earnings from the future operations of Gateway will be sufficient to meet the Company's debt service obligations. If the Company is unable to meet these obligations, the resulting default could result in the foreclosure on the assets of Gateway, and the acceleration of the Company's obligation to make payment of the full principal amount and all interest due on the SWIDA Loan.

ENCUMBRANCE OF ASSETS

  In January, 1998, the Company and each of its subsidiaries, signed Guaranty Agreements, co-obligating themselves for the $2,501,825 contingent liability of Gateway International Motorsports Corporation, to First Tennessee Bank National Association under a Reimbursement Agreement pursuant to which First Tennessee Bank National Association issued an irrevocable standby Letter of Credit to secure Gateway International Motorsports Corporation's obligation to maintain the debt service reserve fund referred to above in connection with its agreement with SWIDA (see "Ability to Meet Payment Obligations on SWIDA Loan"). As further security for the standby letter of credit, the Company's subsidiary, Memphis International Motorsports Corporation signed a deed of trust covering the Memphis facility. The Guaranty Agreements, Reimbursement Agreement and Deed of Trust contain various covenants limiting the signatory's financial, debt and financing ratios, which could have the effect of limiting the Company's ability to raise capital by asset financing. The Company's default under its agreement to maintain the debt reserve fund, would result in a draw on the letter of credit and could result in foreclosure on Memphis International Motorsports Park and trigger the Company's and each subsidiary's obligation to pay all obligations of Gateway International Motorsports Corporation under the Letter of Credit.

YEAR 2000 ISSUES

  The Company is aware of the issues related to the approach of the year 2000 and has assessed and investigated what steps must be taken to ensure that its critical systems and equipment will function appropriately after the turn of the century. The assessment included a review of what systems and equipment need to be changed or replaced in order to function correctly within the company and with other entities. The company's accounting and ticketing hardware and software have been found to be year 2000 compliant and no corrections will be needed to those systems as a result of the year 2000. The Company does not place substantial reliance on any other systems, and no systems have been found to need substantial correction.

ITEM 2. PROPERTIES

 Long Beach Properties

  The Company owns its principal executive offices at 3000 Pacific Avenue, Long Beach, California, which consists of approximately 82,000 square feet of land and a building with approximately 50,000 square feet of office and warehouse space. The executive offices are encumbered with a first trust deed loan from Harbor Bank and a second trust deed loan from the U.S. Small Business Administration, which were used to acquire and improve the property in 1992 (see Note 5 of Notes to Consolidated Financial Statements included elsewhere herein). The Company leases a 750 square foot ticket office in downtown Long Beach for the sale of Grand Prix tickets and souvenirs and storage facilities in Long Beach for its equipment and structures. The Company also leases a 4,000 square foot industrial building in Long Beach to house its clothing manufacturing division (see Note 10 of Notes to Consolidated Financial Statements included elsewhere herein). In the opinion of the Company's management, these facilities are adequately covered by insurance.

 Gateway International Raceway Property

  Gateway International Raceway is located on approximately 239 acres of land in Madison, Illinois, five miles from the St. Louis Arch. The Company owns approximately 94 of the 239 acres and has three long term leases (expiring in 2025, 2026, and 2070) for the remaining 145 acres, with purchase options. The Company is also a party to a ten year lease (with four five-year renewals) of twenty acres for the purpose of providing overflow parking for major events on a neighboring golf course, and a five year lease commencing March 1, 1997 of approximately 14 acres for major event parking (see Note 10 of Notes to Consolidated Financial Statements included elsewhere herein). The Company is in the process of negotiating relationships with the City of Madison and neighboring land owners to fulfill its major event parking needs. The Company has granted a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway to SWIDA as security for the repayment of principal and interest on its $21.5 million loan from SWIDA (see Note 5 of Notes to Consolidated Financial Statements included elsewhere herein). Using the SWIDA loan proceeds and certain proceeds from the IPO, the Company extensively reconfigured Gateway into a major regional multipurpose motorsports facility capable of hosting the top-tier events, as well as continuing to host a variety of local and regional events. Management believes that the insurance coverage it maintains on this property is adequate.

 Memphis Motorsports Park Property

  On June 28, 1996, the Company acquired Memphis Motorsports Park, located on 374 acres of land approximately ten miles northeast of downtown Memphis, Tennessee with part of the proceeds from its IPO (See Note 2 of Notes to Consolidated Financial Statements included elsewhere herein). The facility is being renovated to include a regulation NHRA drag strip, a road course, a 3/4 mile paved oval track, a 1/4 mile dirt oval track, ten corporate suites, 5,500 permanent grandstand seats and the use of approximately 20,000 portable grandstand seats. The facility is encumbered by a first trust deed to First Tennessee Bank for purpose of securing the standby letter of credit issued by First Tennessee Bank to Gateway International Motorsports Corporation to secure its obligation to SWIDA under the Bonds (see "Ability to Meet Payment Obligations on SWIDA Loan"). In the opinion of the Company's management, the property is adequately covered by insurance.

  Prior to the acquisition of each of its major properties, the Company obtained Phase I Preliminary Site Assessment environmental reports. The Company updated its Phase I report on the Memphis property in 1997, at the request of First Tennessee Bank, as a condition to accepting the property as collateral for the obligation of Gateway International Motorsports Corporation under the standby letter of credit. None of these reports indicated any material environmental contamination. Because Phase I reports do not include testing of soil, water or air samples, it is possible that there may be undetected environmental contamination at one or more of the Company's properties.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the last quarter of the fiscal year ending November 30, 1997, the following matters were voted upon by the shareholders.

  By written consent of a majority of the shares then outstanding the company's bylaws were amended to provide for eleven directors in three classes rather than nine directors in three classes as the bylaws previously provided. No proxies were solicited.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Common stock of the Company began trading on June 25, 1996 (subsequent to the IPO) on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") National Market under the symbol GPLB. Prior to the offering in June 1996, no established public trading market existed. The following table sets forth the high and low quotations from NASDAQ for fiscal quarters subsequent to June 25, 1996:

                                                            COMMON STOCK PRICE
                                                            ------------------
                                                              HIGH       LOW
                                                            --------- ---------
     Quarter ended September 30, 1996...................... $    9.63 $    8.13
     Quarter ended November 30, 1996(1)....................     10.13      8.00
     Quarter ended February 28, 1997.......................     10.75      9.13
     Quarter ended May 31, 1997............................     13.63     10.00
     Quarter ended August 31, 1997.........................     15.50     11.50
     Quarter ended November 30, 1997.......................     17.75     13.25

--------
(1) The Company changed its fiscal year end from June 30 to November 30 in December 1996.

  The number of record holders of the Company's Common stock as of February 27, 1997 was 223. The Company has not paid a dividend with respect to its Common stock since prior to the IPO, and the Company does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The following discussion and analysis should be read in conjunction with
Item 1. Business, with the Company's Consolidated Financial Statements and the notes thereto and other financial information included elsewhere herein.

BASIS OF PRESENTATION

  Major Event Revenues--Major event revenues are derived from nationally sanctioned events at the Grand Prix, Gateway and Memphis. For the year ended November 30, 1997, major event revenues include revenues earned from the Grand Prix in Long Beach; the Motorola 300, Gateway 300, NHRA Sears Craftsman Nationals and the ARCA/USAC Twin 100's at Gateway; and the NHRA Pennzoil Nationals at Memphis. For the year ended June 30, 1996, major event revenues included the Grand Prix in Long Beach and the NHRA Pennzoil Nationals in Memphis. There were no major event revenues in the five month period ended November 30, 1996.

  Admissions--Admissions revenue represents ticket sales in connection with the major events. Ticket sales revenue, whenever collected, is considered earned upon completion of the related event. A substantial portion of the Company's admissions revenue is collected in advance of the event to which it relates.

  Sponsorships--Sponsorship revenue includes corporate sponsorships for major events received in accordance with negotiated contracts with a diverse group of companies.

  Ancillary--Ancillary revenues for major events include hospitality, broadcast services, merchandise and concession sales, expo and program ads.

  Other Operating Revenues--The company generates other operating revenues from special, local and regional motorsports events and related concessions and venue sponsorships at Gateway and Memphis, along with promotion, marketing and public relations consulting services, and rentals of grandstands, structures and related equipment services.

  Expenses--The Company classifies its expenses to include major event expenses, other operating expenses, general and administrative expenses and depreciation. Major event expenses principally include sanction fees, circuit construction costs, operational direct expenses, marketing, advertising and public relations, costs of souvenir sales, ticket sales expenses and city service fees. Sanction agreements require race promoters to pay fees and provide services to the relevant sanctioning body during the event. Other operating expenses include expenses directly related to operating the Gateway and Memphis facilities for the special, local and regional events; marketing and public relations consulting services; structures and electrical services costs. General and administrative expenses include wages and other general expenses, as well as the infrastructure costs of Gateway and Memphis during periods when events do not occur.

RESULTS OF OPERATIONS

  The table below sets forth revenues and expenses as a percentage of total revenue for the year ended November 30, 1997, the five month transition period ended November 30, 1996 and the year ended June 30, 1996.

                                                      5 MONTHS
                                       YEAR ENDED       ENDED      YEAR ENDED
                                      JUNE 30, 1996 NOV. 30, 1996 NOV. 30, 1997
                                      ------------- ------------- -------------
   Revenues:
   Major event revenues
     Admissions......................      36.4%          0.0%         39.4%
     Sponsorships....................      19.9           0.0          13.1
     Ancillary.......................      25.5           0.0          26.7
                                          -----        ------         -----
     Total major event revenues......      81.8           0.0          79.2
   Other operating revenues..........      18.2         100.0          20.8
                                          -----        ------         -----
     Total revenues..................     100.0         100.0         100.0
                                          -----        ------         -----
   Expenses:
     Major event expenses............      47.3           0.0          48.8
     Other operating expenses........      12.9          51.5           8.0
     General and administrative......      21.1         117.1          26.1
     Depreciation....................       3.0          34.1           4.8
                                          -----        ------         -----
     Total expenses..................      84.3         202.7          87.7
                                          -----        ------         -----
   Operating income (loss)...........      15.7        (102.7)         12.3
   Other expense.....................      (0.7)         (6.5)         (2.5)
   (Provision) benefit for income
    taxes............................      (6.3)         40.7          (4.1)
                                          -----        ------         -----
   Net income (loss).................       8.7%        (68.5)%         5.7%
                                          =====        ======         =====

  Year ended November 30, 1997 compared to the year ended June 30, 1996.

  The following discussion compares the year ended November 30, 1997 with the Company's previous fiscal year ended June 30, 1996. No discussion of the five months ended November 30, 1996 has been included as it was a transition period with no major racing events occurring during that period.

  Major event revenues increased by $11,993,000 to $24,470,000 from $12,477,000 in the prior year. The significant increase in revenues was primarily due to the Company operating six major events compared with two in 1996. The Grand Prix of Long Beach and the NHRA Pennzoil Nationals at Memphis were featured in both fiscal years. In 1997 the following additional major events took place: the CART sanctioned Motorola 300, the NHRA sanctioned Sears Craftsman Nationals, the NASCAR sanctioned Gateway 300 and the ARCA/USAC sanctioned Twin 100's. The most significant increases occurred in admissions and ancillary revenue attributed largely to spectator attendance. Major event expenses increased by $7,881,000 to $15,089,000 also as a result of the addition of six major events in 1997 compared to 1996.

  Other operating revenues increased $3,665,000 to $6,439,000 primarily as a result of experiencing a full year of special, local and regional motorsports events and related concessions and venue sponsorships at Gateway and Memphis. In the prior full fiscal year ended June 30, 1996, there were no such revenues recorded for Memphis because the facility was purchased in June 1996. In addition, at Gateway, due to the redevelopment that was ongoing, there was limited event activity during 1996. Both Gateway and Memphis obtained venue sponsorships in 1997, whereas previously there were event sponsorships only. These sponsorships resulted in additional revenues of approximately $700,000 over prior periods. Other operating expenses increased $520,000 to $2,491,000. The increase was primarily due to the increase in staffing needed to execute a full season of racing activity at Gateway and Memphis in 1997 versus the limited activity included in 1996.

  General and administrative costs increased by $4,842,000 to $8,074,000 primarily as a result of the overhead costs of two additional permanent racing facilities compared with the overhead costs of operating one temporary circuit race. The addition of overhead costs was required to enable the company to stage the four additional major events in 1997 and to be prepared to add additional major events in the future. Management believes that adding additional major events should not require a substantial increase in overhead as the infrastructure of personnel and facilities is in place. The paved oval at Memphis Motorsports Park is still under construction. Therefore a certain amount of additional overhead costs associated with operating and maintaining that facility is expected. The increase is not expected to be significant.

  Depreciation expense increased $1,004,000 to $1,455,000 primarily as a result of the completion of the first phase of the redevelopment at Gateway in time for the Motorola 300 race in May 1997. Accordingly depreciation expense on these assets was recognized for the first time in fiscal year 1997.

  Interest income increased $507,000 to $626,000 primarily as a result of increased cash reserves during the period. Interest expense increased $1,261,000 to $1,435,000 primarily due to the interest on the SWIDA Loan no longer being capitalized following substantial completion of the redevelopment project at Gateway.

  The Company's effective income tax rate for 1997 and 1996 was 42%.

  Net income increased by $439,000 due to the inclusion of six major events in 1997 compared with two in 1996, offset by the increase in interest expense related to the SWIDA Loan, additional depreciation and infrastructure costs necessary to be prepared to host major events at Gateway and Memphis.

FIVE MONTH TRANSITION PERIOD ENDED NOVEMBER 30, 1996 COMPARED TO THE FIVE MONTH PERIOD ENDED NOVEMBER 30, 1995 (UNAUDITED)

  The company did not hold any major events July through November 1995 or 1996. All revenues collected during these months related to major events are deferred until completion of the related event. All direct major event expenses incurred were deferred until completion of the related event.

  Other operating revenues increased by $364,000 primarily as a result of five months of revenues at Memphis in 1996 not operated by the Company in 1995 and increases in revenues from grandstand rentals.

  Other operating expenses increased by 30.2% from 1995 to 1996, or 2.9% as a percentage of other operating revenues from 48.6% in 1995 to 51.5% in 1996, primarily due to the change in other operating revenues as described above.

  General and administrative expenses increased by $975,000 from 1995 to 1996. This increase is due to several factors including five months of expenditures related to Memphis ($254,000), administrative costs related to operating Gateway ($136,000), increases in the number of employees over the prior period and increases in professional fees pertaining mainly to the reporting requirements of a public company.

  Depreciation expense of $668,000 for the five months ended November 30, 1996 increased $503,000, from the five months ended November 30, 1995. This increase is attributable to five months of depreciation expense on Memphis capital assets in 1996, depreciation on the completed drag strip at Gateway for three months, other Gateway construction and corporate capital assets purchased during the current period.

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations for the year ended November 30, 1997 was $2,508,000.

  The Company relied on cash generated from operating revenues and on the proceeds of its initial public offering for working capital during the year ended November 30, 1997. In addition, the proceeds of its 21-year, $21,500,000 promissory note to SWIDA (the SWIDA Loan), the initial public offering and cash generated from operations were used to fund the redevelopment at Gateway and Memphis.

  On August 8, 1997 the Company reached an agreement to sell 630,000 shares of common stock for $12.34 per share. There was a requirement to meet certain conditions prior to the effective date of the sale. Those conditions were subsequently met and the stock was issued with an effective date of September 23, 1997 resulting in net proceeds to the Company of $7,615,000. The remaining proceeds of $4,340,000 are available for board approved projects (see "Potential for Change in Control").

  The Company's cash and cash equivalents as of November 30, 1997 are $1,520,000, a net decrease of $8,694,000 from November 30, 1996. The decrease in cash is primarily the result of funding redevelopment activities at Gateway and Memphis.

  Restricted cash pursuant to the terms of the SWIDA Loan as of November 30, 1997 was $3,305,000. Cash used by the Company from restricted and non-restricted cash in capital improvements totaled $23,762,000 for the year ended November 30, 1997, primarily for the redevelopment at Gateway and Memphis.

  The Company expects to make capital expenditures of approximately $5,400,000 which will include completion of the paved oval at Memphis and construction of additional grandstands, concession facilities and other improvements at Gateway. The Company anticipates funding the costs of additional capital improvements primarily through cash generated from the sale of common stock in September 1997 and with cash flow from operations. The Company anticipates meeting its working capital needs which include its major event expenditures such as sanctioning fees and other commitments through cash generated from operations.

  The Company's bank borrowings consist of short and long term obligations incurred in connection with specific capital improvements and expenditures. Long term debt includes first and second trust deed notes, which together had an outstanding principal balance of approximately $2,461,000 on November 30, 1997 and the SWIDA Loan with a balance of $21,460,000.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

  In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. This statement, which is effective for fiscal 1998, simplifies the standards for computing earnings per share (EPS) by replacing the presentation of primary EPS with a presentation of basic EPS. The Company has not determined the impact of SFAS 128 on its financial statements.

ITEM 7. FINANCIAL STATEMENTS

  For a list of financial statements filed as part of this report, see Index to Financial Statements at F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended November 30, 1997.

ITEM 10. EXECUTIVE COMPENSATION

  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended November 30, 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended November 30, 1997.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated by reference to the Company's Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended November 30, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits.

  Exhibits required to be filed by Item 601 of Regulation S-B are listed in the Exhibit Index attached hereto, which is incorporated herein by reference.

  (b) Reports on Form 8-K.

  Three reports on Form 8-K were filed during the period covered by this report:

    September 11, 1997 (regarding the sale of 630,000 shares of its unregistered common stock).

    November 7, 1997 (regarding election of two new directors to fill vacancies created upon amendment of bylaws to provide for a board of 11 members)

    November 19, 1997 (regarding two new NASCAR sanction agreements)

                                  SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 27, 1998                   GRAND PRIX ASSOCIATION OF
                                          LONG BEACH, INC.

                                                /s/ Christopher R. Pook
                                          By __________________________________
                                                   Christopher R. Pook
                                            Chairman of the Board, President,
                                               and Chief Executive Officer

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



             SIGNATURE                           TITLE                   DATE
             ---------                           -----                   ----

    /s/ Christopher R. Pook          Chairman of the Board,         February 27, 1998
____________________________________  President and Chief
        Christopher R. Pook           Executive Officer
                                      (Principal Executive
                                      Officer)

    /s/ James P. Michaelian          Chief Operating Officer and    February 27, 1998
____________________________________  Director
        James P. Michaelian

     /s/ Ronald C. Shirley           Chief Financial Officer        February 27, 1998
____________________________________  (Principal Financial and
         Ronald C. Shirley            Accounting Officer)

        /s/ Joseph Ainge             Director                       February 27, 1998
____________________________________
            Joseph Ainge

       /s/ Daniel Gurney             Director                       February 27, 1998
____________________________________
           Daniel Gurney

         /s/ Wayne Kees              Director                       February 27, 1998
____________________________________
             Wayne Kees

       /s/ George Pellin             Director                       February 27, 1998
____________________________________
           George Pellin

       /s/ James Sullivan            Director                       February 27, 1998
____________________________________
           James Sullivan


             SIGNATURE                           TITLE                   DATE
             ---------                           -----                   ----

     /s/ John R. Queen, III          Director                       February 27, 1998
____________________________________
         John R. Queen, III

        /s/ Neil Matlins             Director                       February 27, 1998
____________________________________
            Neil Matlins

        /s/ H. Lee Combs             Director                       February 27, 1998
____________________________________
            H. Lee Combs

     /s/ Gregory W. Penske           Director                       February 27, 1998
____________________________________
         Gregory W. Penske


                                 EXHIBIT INDEX

  The following exhibits to this Form 10-KSB are filed herewith:

 EXHIBIT
   NO.                                   EXHIBIT
 -------                                 -------
  1.1*   Form of Underwriting Agreement
  1.2*   Form of Warrant to L.H. Friend, Weinress, Frankson & Presson, Inc.
  3.1*   Restated Articles of Incorporation of the Company
  3.2*   Certificate of Correction of Restated Articles of Incorporation
  3.3*   By-laws of the Company
  4.1*   Form of Stock Certificate
  5.1*   Opinion letter of Law Offices of Edward S. Gelfand regarding the legality of the securities registered
  5.2**  Opinion letter of Gartenberg Jaffe Gelfand & Stein LLP relating to the legality of the securities registered on Form S-3 dated September 29,
          1997
  5.3++  Opinion letter of Gartenberg Jaffe Gelfand & Stein LLP relating to the legality of the securities registered on Form S-3 dated February 20,
          1998
 10.1*   Amended and Restated Agreement dated September 15, 1996 between the
          Company and the City of Long Beach
 10.2*   Official Organizer/Promoter Agreement dated April 5, 1995 between the
          Company and Championship Auto Racing Teams, Inc. (Certain
          confidential portions of this agreement have been deleted)
 10.3*   Agreement dated August 2, 1995 between the Company and Toyota Motor
          Sales, U.S.A., Inc. (Certain confidential portions of this agreement have been deleted)
 10.4*   1993 Stock Option Plan
 10.5*   1996 Employee and Director Stock Incentive Plan
 10.6*   Employment Agreement dated May 16, 1996 between the Company and
          Christopher R. Pook
 10.7*   Employment Agreement dated May 16, 1996 between the Company and James
          P. Michaelian
 10.8*   Agreement dated May 6, 1996 between the Company and Memphis
          International Motorsports Park and amendment thereto
 10.9*   Moral Obligation of State of Illinois dated May 1, 1996 to the
          Southwestern Illinois Development Authority regarding Taxable Sports
          Facility Revenue Bonds, Series 1996
 10.10*  Redevelopment Agreement between the City of Madison, Illinois and the
          Company dated February 27, 1996
 10.11*  U.S. Small Business Administration ("SBA") "504" Note (loan number
          CDC-L-GP-489638-30-08-LA) in the principal amount of $750,000 made to the Company by Long Beach Local Development Corporation
 10.12*  Short Form Deed of Trust and Assignment of Rents dated July 20, 1992
          (92-2037097) between the Company, as trustor, and Long Beach Local
          Development Corporation, as beneficiary, and Assignment of said Deed of Trust (92-2037098) to SBA
 10.13*  Development Company 504 Debenture dated December 16, 1992 in the principal amount of $750,000 made by Long Beach Local Development
          Corporation to fund the SBA loan to the Company
 10.14*  Loan Agreement dated June 20, 1992 made between Long Beach Development
          Corporation and the Company with respect to SBA loan to the Company
 10.15*  Promissory Note dated June 30, 1992 made by the Company to Harbor Bank in the principal amount of $814,000

 EXHIBIT NO.                               EXHIBIT
 -----------                               -------
 10.16*      Deed of Trust dated June 30, 1992 (92-1214039) between the
              Company, as trustor, and Harbor Bank, as beneficiary, securing
              $814,000 note
 10.17*      Three Tier Bonus Plan of the Company
 10.18*      Revolving Line of Credit Agreement with West Pointe Bank and Trust
              Company dated February 24, 1995, as amended by
              Extension/Modification Agreement dated February 24, 1996
 10.19*      Memorandum of Understanding dated February 26, 1996 by and between the United States of America, Gateway International Motorsports
              Corporation and BBJJ Land Trust
 10.20*      Form of Stock Option Agreement for 1993 Stock Option Plan
 10.21*      Lease Agreement dated June 12, 1996 by and between Helen M.
              Bergfield, trustee and Gateway International Motorsports
              Corporation
 10.22*      Lease Agreement dated April 1, 1996 by and between Ruth C. Franke and Gateway International Motorsports Corporation
 10.23*      Lease Agreement dated June 1, 1996 by and between Joseph E. Trover and Gateway Intentional Motorsports Corporation
 10.24*      Form of Loan Agreement by and between Southwestern Illinois
              Development Authority and Gateway International Motorsports
              Corporation
 10.25*      Form of Guaranty Agreement made by the Company and Automotive
              Safety & Transportation Systems, Inc. to Magna Trust Company,
              Trustee, dated May 1, 1996
 10.26*      Form of Mortgage and Security Agreement by and between Gateway
              International Motorsports Corporation, as mortgagor and
              Southwestern Illinois Development Authority, as mortgagee dated
              May 1, 1996
 10.27*      Indenture of Trust dated May 1, 1996 by Southwestern Illinois
              Development Authority, as mortgagee dated May 1, 1996
 10.28*      Form of Tax Escrow Agreement to be entered into between the City of Madison, Illinois, Magna Trust Company, as escrow agent and
              Gateway International Motorsports Corporation
 10.29***    Sanction Application and Agreement Form--NASCAR Busch Series,
              Grand National Division between the National Association for
              Stock Car Racing, Inc. and Applicant, dated December 17, 1996
              (Certain confidential portions of this agreement have been deleted)
 10.30***    Official Sanction Application under the Rules and Regulations of
              USAC, between United States Auto Club and Applicant, dated
              November 18, 1996 (Certain confidential portions of this
              agreement have been deleted)
 10.31***    Sanction Agreement Application for National Championship Stock
              Cars between Automobile Racing Club of America and Applicant, dated November 25, 1996 (Certain confidential portions of this agreement have been deleted)
 10.32(A)*** Ground Lease between Land Trust No. 898 Magna Bank, Trustee and
              Gateway International Motorsports Corporation, an Illinois
              corporation dated February 7, 1997
 10.33(A)*** Lease agreement between Gateway Golf Links LLC and Gateway
              International Motorsports Corporation, an Illinois corporation dated January 27, 1997
 10.32****   Stock Purchase Agreement, dated August 8, 1997, between Midwest
              Facility Investments, Inc., and the Company
 10.33****   Registration Rights Agreement, dated August 8, 1997, between
              Midwest Facility Investments, Inc., and the Company
 10.34****   Stock Purchase Agreement, dated August 8, 1997, between Penske
              Motorsports, Inc., and the Company

  EXHIBIT
    NO.                                   EXHIBIT
  -------                                 -------
 10.35**** Registration Rights Agreement, dated August 8, 1997, between Penske
            Motorsports, Inc., and the Company
 10.36**** Right of First Refusal Agreement, dated August 8, 1997 between
            Midwest Facility Investments, Inc., Penske Motorsports, Inc. and
            various Shareholders
 10.37+    Sanction Application and Agreement between Gateway International
            Motorsports Corporation and NASCAR Craftsman Truck Series dated
            October 22,1997 (Certain confidential portions of this agreement have been deleted)
 10.38+    Sanction Application and Agreement between Memphis International
            Motorsports Corporation and NASCAR Craftsman Truck Series dated
            October 22, 1997 (Certain confidential portions of this agreement have been deleted)
 10.39     Reimbursement Agreement between First Tennessee Bank National
            Association and Gateway International Motorsports Corporation dated
            January 23, 1998 (filed herewith)
 10.40     Irrevocable Standby Letter of Credit No. S983013 dated January 23,
            1998 issued by First Tennessee Bank National Association directed to Magna Bank, N.A. (filed herewith)
 10.41     Tennessee Deed of Trust with Security Agreement and Assignment of
            Rents and Leases dated January 23, 1998 between First Tennessee
            Bank National Association and Memphis International Motorsports
            Corporation (filed herewith)
 10.42     Guaranty Agreement dated January 22, 1998 by the Company in favor of
            First Tennessee Bank National Association (filed herewith)
 10.43     Guaranty Agreement dated January 22, 1998 by Gateway International
            Services Corporation in favor of First Tennessee Bank National
            Association (filed herewith)
 10.44     Guaranty Agreement dated January 22, 1998 by Memphis International
            Motorsports Corporation in favor of First Tennessee Bank National
            Association (filed herewith)
 10.45     Guaranty Agreement dated January 22, 1998 by Motorsports Services
            Corporation of Memphis in favor of First Tennessee Bank National
            Association (filed herewith)
 10.46     Guaranty Agreement dated January 22, 1998 by Del Mar Race
            Management, Inc. in favor of First Tennessee Bank National
            Association (filed herewith)
 10.47     Guaranty Agreement dated January 22, 1998 by Automotive Safety &
            Transportation Systems, Inc. in favor of First Tennessee Bank
            National Association (filed herewith)
 21.*      Subsidiaries of Registrant
 23.7      Consent of Arthur Andersen LLP (filed herewith)
 27        Financial Data Schedule

--------
   * Incorporated herein by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on May 17, 1996, as amended on June 24, 1996.

  ** Incorporated by reference to Company's Form S-3 Filed September 29, 1997.

 *** Incorporated by reference to the Company's Form 10-KSB/A filed April 8,
     1997.

**** Incorporated by reference to the Company's Form 8-K filed September 11,
     1997.

   + Incorporated by reference to the Company's Form 8-K filed November 7,
     1997.

  ++ Incorporated by reference to the Company's Form S-3 filed February 24,
     1998.

          GRAND PRIX ASSOCIATION OF LONG BEACH, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Consolidated Financial Statements:
Report of Independent Public Accountants.................................. F-2
Consolidated Balance Sheets as of November 30, 1997 and 1996.............. F-3
Consolidated Statements of Income for the year ended November 30, 1997, the five month transition period ended November 30, 1996 and the year ended June 30, 1996...................................................... F-4
Consolidated Statements of Shareholders' Equity for the year ended
 November 30, 1997, the five month transition period ended November 30,
 1996 and the year ended June 30, 1996.................................... F-5
Consolidated Statements of Cash Flows for the year ended November 30,
 1997, the five month transition period ended November 30, 1996 and the year ended June 30, 1996................................................. F-6
Notes to Consolidated Financial Statements................................ F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Grand Prix Association of Long Beach, Inc.:

  We have audited the accompanying consolidated balance sheets of Grand Prix Association of Long Beach, Inc. (a California corporation) and subsidiaries as of November 30, 1997 and 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended November 30, 1997, the five month transition period ended November 30, 1996 and the year ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Prix Association of Long Beach, Inc. and subsidiaries as of November 30, 1997 and 1996 and the results of their operations and their cash flows for the year ended November 30, 1997, the five month transition period ended November 30, 1996 and the year ended June 30, 1996 in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Los Angeles, California
February 20, 1998

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                          CONSOLIDATED BALANCE SHEETS

                           NOVEMBER 30, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)

                                                     NOVEMBER 30, NOVEMBER 30,
                                                         1996         1997
                                                     ------------ ------------
                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and cash equivalents.........................   $ 10,214     $ 1,520
  Accounts receivable...............................        456         712
  Prepaid expenses and other current assets.........        388         587
  Inventories.......................................         51         326
  Income taxes receivable...........................        --          966
  Deferred income tax asset.........................        860         207
                                                       --------     -------
    Total current assets............................     11,969       4,318
Property and equipment, net.........................     22,279      44,786
Restricted cash.....................................     11,546       7,645
Other assets........................................      1,092       1,407
                                                       --------     -------
    Total assets....................................   $ 46,886     $58,156
                                                       ========     =======
          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
  Notes payable, current............................   $     73     $   228
  Accounts payable..................................        680         870
  Accrued interest..................................        817         593
  Deferred major event revenues.....................      1,424       1,511
  Other accrued liabilities.........................         49         104
                                                       --------     -------
  Total current liabilities.........................      3,043       3,306
Notes and bonds payable, long term..................     22,932      23,693
Other long term liabilities.........................        --          200
Deferred income tax liability.......................        928         915
                                                       --------     -------
    Total liabilities...............................     26,903      28,114
                                                       --------     -------
Series B mandatorily redeemable convertible
 preferred stock, 250,000 shares issued and
 outstanding at November 30, 1996...................      2,500         --
                                                       --------     -------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock, no par value, 10,000,000 shares
 authorized.........................................        --          --
Common stock, no par value, 20,000,000 shares
 authorized, 4,648,000 and 3,641,000 shares issued
 and outstanding as of November 30, 1997 and
 November 30, 1996, respectively....................     15,673      26,536
Retained earnings...................................      2,193       3,864
Shareholders' notes.................................       (383)       (358)
                                                       --------     -------
    Total shareholders' equity......................     17,483      30,042
                                                       --------     -------
    Total liabilities and shareholders' equity......   $ 46,886     $58,156
                                                       ========     =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

     FOR THE YEAR ENDED NOVEMBER 30, 1997, THE FIVE MONTH TRANSITION PERIOD
           ENDED NOVEMBER 30, 1996, AND THE YEAR ENDED JUNE 30, 1996

                                YEAR ENDED   FIVE MONTHS ENDED    YEAR ENDED
                               JUNE 30, 1996 NOVEMBER 30, 1996 NOVEMBER 30, 1997
                               ------------- ----------------- -----------------
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Major event revenues
    Admissions...............    $   5,552       $     --          $  12,166
    Sponsorships.............        3,033             --              4,049
    Ancillary................        3,892             --              8,255
                                 ---------       ---------         ---------
      Total major event
       revenues..............       12,477             --             24,470
  Other operating revenues...        2,774           1,960             6,439
                                 ---------       ---------         ---------
      Total revenues.........       15,251           1,960            30,909
                                 ---------       ---------         ---------
Expenses:
  Major event expenses.......        7,208             --             15,089
  Other operating expenses...        1,971           1,010             2,491
  General and administrative.        3,232           2,295             8,074
  Depreciation...............          451             668             1,455
                                 ---------       ---------         ---------
      Total expenses.........       12,862           3,973            27,109
                                 ---------       ---------         ---------
Income (loss) from
 operations..................        2,389          (2,013)            3,800
Other income (expense):
  Interest income............          119             647               626
  Interest expense, net of
   capitalized interest of
   $772 for the year ended
   November 30, 1997, $186
   for the five month period
   ended November 30, 1996
   and $0 for the year ended
   June 30, 1996.............         (174)           (764)           (1,435)
  Other, net.................          (59)            (10)               41
                                 ---------       ---------         ---------
      Total other income
       (expense).............         (114)           (127)             (768)
                                 ---------       ---------         ---------
Income (loss) before
 (provision) benefit for
 income taxes................        2,275          (2,140)            3,032
(Provision) benefit for
 income taxes................         (955)            797            (1,273)
                                 ---------       ---------         ---------
Net income (loss)............        1,320          (1,343)            1,759
Dividends on Series B
 mandatorily redeemable
 convertible preferred stock.          --              (44)              (88)
                                 ---------       ---------         ---------
Net income (loss) applicable
 to common stockholders......    $   1,320       $  (1,387)        $   1,671
                                 =========       =========         =========
Income (loss) per share......    $    0.62       $   (0.38)        $    0.42
                                 =========       =========         =========
Weighted average number of
 common and common equivalent
 shares outstanding..........    2,137,351       3,640,574         4,007,500
                                 =========       =========         =========



  The accompanying notes are an integral part of these consolidated financial statements.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

     FOR THE YEAR ENDED NOVEMBER 30, 1997, THE FIVE MONTH TRANSITION PERIOD
           ENDED NOVEMBER 30, 1996, AND THE YEAR ENDED JUNE 30, 1996
                                 (IN THOUSANDS)

                                            PREFERRED
                          COMMON STOCK        STOCK
                         ---------------  -------------  RETAINED  SHAREHOLDERS'
                         SHARES  AMOUNT   SHARES AMOUNT  EARNINGS      NOTES      TOTAL
                         ------  -------  ------ ------  --------  ------------- -------
BALANCE, June 30, 1995.. 1,956   $ 1,385    --    $ --   $ 2,261       $(399)    $ 3,247
  Issuance of common
   stock................    23        25    --      --       --          --           25
  Repurchase of common
   stock................    (1)       (1)   --      --        (1)        --           (2)
  Cash received on
   shareholders' notes..   --        --     --      --       --           16          16
  Issuance of Series A
   redeemable preferred
   stock, net of
   issuance cost of
   $170.................   --        --     313   2,330      --          --        2,330
  Conversion of Series A
   redeemable preferred
   stock................   313     2,330   (313) (2,330)     --          --          --
  Issuance of common
   stock for cash in
   connection with the
   initial public
   offering, net of
   issuance costs of
   $1,566............... 1,350    11,934    --      --       --          --       11,934
  Net income............   --        --     --      --     1,320         --        1,320
                         -----   -------   ----  ------  -------       -----     -------
BALANCE, June 30, 1996.. 3,641    15,673    --      --     3,580        (383)     18,870
  Net loss..............   --        --     --      --    (1,343)        --       (1,343)
  Dividends paid........   --        --     --      --       (44)        --          (44)
                         -----   -------   ----  ------  -------       -----     -------
BALANCE, November 30,
 1996................... 3,641    15,673    --      --     2,193        (383)     17,483
  Cash received on
   shareholders' notes..   --        --     --      --       --           25          25
  Exercise of common
   stock options........   127       139    --      --       --          --          139
  Tax benefit from
   exercise of stock
   options..............   --        609    --      --       --          --          609
  Private placement of
   common stock, net of
   issuance costs
   of $159..............   630     7,615    --      --       --          --        7,615
  Conversion of Series B
   preferred stock to
   common stock.........   250     2,500    --      --       --          --        2,500
  Net income............   --        --     --      --     1,759         --        1,759
  Dividends paid........   --        --     --      --       (88)        --          (88)
                         -----   -------   ----  ------  -------       -----     -------
BALANCE, November 30,
 1997................... 4,648   $26,536    --    $ --   $ 3,864       $(358)    $30,042
                         =====   =======   ====  ======  =======       =====     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE YEAR ENDED NOVEMBER 30, 1997, THE FIVE MONTH TRANSITION PERIOD
           ENDED NOVEMBER 30, 1996, AND THE YEAR ENDED JUNE 30, 1996
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                YEAR ENDED   FIVE MONTHS ENDED    YEAR ENDED
                               JUNE 30, 1996 NOVEMBER 30, 1996 NOVEMBER 30, 1997
                               ------------- ----------------- -----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net income...................    $  1,320        $ (1,343)         $  1,759
Adjustments to reconcile net
 income (loss) to net cash
 provided by (used in)
 operating activities:
 Depreciation................         451             668             1,455
 Amortization of deferred
  financing costs............         --               30                98
 Interest earned on
  restricted cash............         --             (400)             (312)
 Gain on sale of assets......          (1)             (2)              --
 Tax benefit from exercise
  of employee stock options..         --              --                609
 Changes in assets and
  liabilities:
   Accounts receivable.......        (249)            421              (256)
   Income taxes receivable...         --              --               (966)
   Notes receivable..........          (3)            --                --
   Other current assets......         (80)           (100)             (474)
   Other assets..............         --               50              (153)
   Accounts payable..........       1,323          (1,943)              190
   Other accrued
    liabilities..............         --              --                 55
   Accrued interest..........         --              817              (224)
   Deferred major event
    revenues.................         --            1,424                87
   Income taxes payable......        (129)            --                --
   Deferred income taxes.....          (2)           (786)              640
                                 --------        --------          --------
 Net cash provided by (used
  in) operating activities...       2,630          (1,164)            2,508
                                 --------        --------          --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Capital expenditures.........      (2,400)        (11,774)          (23,762)
Memphis acquisition..........      (2,604)            --                --
Restricted cash--construction
 fund........................     (17,124)         11,036             4,213
Cash received for sale of
 assets......................           4              10               --
Other........................         --              --               (260)
                                 --------        --------          --------
 Net cash used in investing
  activities.................     (22,124)           (728)          (19,809)
                                 --------        --------          --------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Borrowings under notes
 payable.....................          16             --              1,027
Repayment under notes
 payable.....................        (217)           (158)             (111)
Borrowings under loans
 payable.....................      21,460             --                --
Repurchase of common stock...          (2)            --                --
Restricted cash--debt service
 reserve fund................      (2,504)            --                --
Restricted cash--interest
 fund........................      (2,554)            --                --
Bond issuance costs..........      (1,048)            --                --
Proceeds from Series A
 preferred stock, net........       2,330             --                --
Proceeds from initial public
 offering, net...............      11,934             --                --
Dividends....................         --              (44)              (88)
Exercise of stock options....         --              --                139
Proceeds from private
 placement of common stock,
 net.........................         --              --              7,615
Shareholders' notes..........          16             --                 25
                                 --------        --------          --------
 Net cash (used in) provided
  by financing activities....      29,431            (202)            8,607
                                 --------        --------          --------
Net increase (decrease) in
 cash........................       9,937          (2,094)           (8,694)
Cash and cash equivalents at
 beginning of period.........       2,371          12,308            10,214
                                 --------        --------          --------
Cash and cash equivalents at
 end of period...............    $ 12,308        $ 10,214          $  1,520
                                 ========        ========          ========
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION:
Cash paid during the period
 for:
 Interest....................    $    174        $     60          $  2,412
 Income taxes................    $    960        $    199          $    944
Cash received during the
 period for:
 Interest....................    $    119        $    622          $    624
DISCLOSURE OF NON-CASH
 FINANCING ACTIVITIES:
Intangible recorded on
 issuance of common stock for
 minority interest in
 subsidiaries................    $     25        $    --           $    --
Series B preferred stock
 issued for Memphis
 acquisition.................    $  2,500        $    --           $    --
Conversion of Series B
 preferred stock to common
 shares......................    $    --         $    --           $  2,500
Financing of property and
 equipment...................    $    --         $    --           $    200

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               NOVEMBER 30, 1997

NOTE 1--DESCRIPTION OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES:

GENERAL

   Grand Prix Association of Long Beach, Inc. and its wholly-owned subsidiaries (the "Company") engage primarily in the organization, promotion and management of auto racing events. The Company's wholly-owned subsidiaries are:

    Del Mar Race Management, Inc.

    Automotive Safety & Transportation Systems, Inc.

    Event Construction Services, Inc.

    Gateway International Motorsports Corporation ("Gateway")

    Gateway International Services Corporation

    Memphis International Motorsports Corporation ("Memphis")

    Motorsports Services Corporation of Memphis

  In June 1996, the Company purchased Memphis Motorsports Park located in Millington, Tennessee. See Note 2 for acquisition details.

  On December 9, 1996, the shareholders of the Company ratified a Board of Directors resolution to change the fiscal year end from June 30 to November
30. Unaudited results of operations for the comparable five month period ended November 30, 1995 are as follows:

                                                         (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)
                                                         ----------------------
       Revenues.........................................       $   1,596
       Loss from operations.............................            (665)
       Loss before benefit for income taxes.............            (805)
       Net loss.........................................            (467)
       Loss per share...................................           (0.23)
       Weighted average number of common shares
        outstanding.....................................       2,018,000

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

STATEMENTS OF CASH FLOWS

  The Company prepares its statements of cash flows using the indirect method as defined under Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows". The Company considers all short term investments with a maturity at the date of purchase of three months or less to be cash equivalents.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

CONCENTRATION OF RISK

  Balances on deposits at banks in the United States are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution per corporation. As of November 30, 1997, the uninsured portion of these balances held at banks aggregated $5,527,000. In addition, the Company has established certain restricted cash funds which are held by a trustee. See Note 3 for details.

  Accounts receivable represent unsecured balances due from its customers and the Company is at risk to the extent such amounts become uncollectible. The Company performs credit evaluations of each of its customers and maintains allowances for potential credit losses. Such losses have generally been within management's expectations.

  A substantial portion of the Company's revenues (39% and 72% for the years ended November 30, 1997 and June 30, 1996, respectively) was realized in connection with the annual Grand Prix race (normally in April) in Long Beach, California. The Company has an agreement with the City of Long Beach to conduct open wheel racing one weekend a year through June 30, 2010. The Company has been conducting Championship Auto Racing Teams, Inc. ("CART") sanctioned Indy car events since 1984 and currently has an agreement which (including the option periods) expires in April 2000. For the year ended November 30, 1997 the Motorola 300 held at Gateway International Raceway accounted for 11% of revenues. The Company has an agreement with CART to conduct this event through November 30, 2000. Should these contracts be terminated or if the Company is not successful in extending the contracts, this would have a significant impact on the Company. Management is developing other racing venues and other ancillary revenue sources in order to reduce the Company's reliance on the Grand Prix.

INVENTORIES

  Inventories are stated at the lower of cost (first in, first out) or market and consist principally of merchandise held for resale.

PROPERTY AND EQUIPMENT

  Property and equipment are stated at cost. Depreciation is computed using the straight-line depreciation method over the estimated useful lives of the various classes of property and equipment, which range from five to thirty-one and one-half years. Betterment's, renewals and extraordinary repairs that extend the life of an asset are capitalized. Other repairs and maintenance costs are expensed.

DEBT ISSUANCE COSTS

  Costs associated with the issuance of the Southwestern Illinois Development Authority ("SWIDA") loan have been capitalized and included in other assets in the accompanying consolidated balance sheet. These costs are being amortized over the life of the loan using the effective interest rate method and are included in interest expense in the accompanying consolidated statements of income. Amortization expense totaled $98,000 and $30,000 for the year ended November 30, 1997 and the five month transition period, ended November 30, 1996 respectively.

INCOME TAXES

  The Company accounts for income taxes using the liability method as required by SFAS No. 109, "Accounting for Income Taxes". Under SFAS 109, a deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of deferred

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

income tax assets is adjusted by a valuation reserve, if necessary, so that the net tax benefits are recognized only to the extent that they will be realized.

NON-MONETARY TRADE AGREEMENTS

  The Company enters into agreements to exchange advertising, exhibit space, hospitality or event tickets for goods or services. The recorded value of the goods or services received is based on their fair market value. The recorded value of non-monetary trade agreements included within major event revenues for the years ended November 30, 1997 and June 30, 1996 amounted to $518,000 and $137,000, respectively. There were no such agreements recorded during the five month transition period ended November 30, 1996.

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

NET INCOME PER SHARE

  Net income per share is calculated using the weighted average number of shares of Common stock outstanding during the period. The calculations are based on the treasury stock method. In accordance with this method, unexercised dilutive options and warrants are assumed to have been exercised at the beginning of the period or at the date of issuance, if later. The assumed proceeds are then treated as if used to purchase Common stock at the average market price during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, Common stock issued for consideration below the estimated offering price of $10.00 per share and stock options and warrants issued with exercise prices below the offering price during the twelve month period preceding the initial filing of the initial public offering, have been included in the calculation of Common shares, using the treasury method, as if they were outstanding for all periods presented prior to the initial public offering. The effect of the Series A convertible stock issued at consideration below the initial public offering price was to increase the weighted average shares outstanding for the year ended June 30, 1996 by 62,500 shares. Stock options and warrants were not included in the weighted average shares for the five month period ended November 30, 1996 as they were anti-dilutive.

NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

  In March 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure". SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997 and SFAS No. 129 is effective for periods ending after December 15, 1997.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

  In June, 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure about Segments of An Enterprise and Related Information" which are effective for the financial statements for periods beginning after December 15, 1997.

  Management has not determined the effect of the adoption of these pronouncements on the Company's financial statements.

NOTE 2--ACQUISITIONS:

MEMPHIS MOTORSPORTS PARK

  On June 28, 1996, the Company acquired substantially all of the assets of Memphis Motorsports Park for a total acquisition cost of $5,104,000. In connection with the acquisition, the Company paid certain indebtedness of the seller totaling $2,500,000 and issued 250,000 shares of Series B Mandatorily Redeemable Convertible Preferred stock valued at $2,500,000 which bears a cumulative 4.185% dividend rate (see Note 7). In accordance with the purchase agreement, the results of operations have been included in these financial statements from June 1, 1996 forward.

  Unaudited pro forma results of operations of the Company assuming this transaction, the private placement of Series A Preferred Stock as discussed in
Note 6, and the SWIDA loan discussed in Note 5 had all taken place effective as of July 1, 1995 are as follows:

                                                                   YEAR ENDED
                                                                    JUNE 30,
                                                                      1996
                                                                   -----------
     Revenues..................................................... $16,416,000
     Net loss.....................................................     (38,000)
     Pro forma loss per share.....................................       (0.01)
     Pro forma weighted average number of common shares
      outstanding.................................................   3,939,000

NOTE 3--RESTRICTED CASH:

  The Company has established certain restricted cash funds as required by the SWIDA loan (see Note 5) which are held by the Trustee (Magna Trust Company) and as required by the terms of its $7,615,000 private placement (See Note 6) and consist of the following as of November 30, 1997 and 1996:

                                                         NOVEMBER   NOVEMBER 30,
                                                         30, 1996       1997
                                                        ----------- ------------
     Debt service reserve fund......................... $ 2,561,000 $ 2,524,000
     Interest fund.....................................   2,609,000     511,000
     Construction fund.................................   6,376,000       1,000
     Ticket surcharge fund.............................         --      269,000
     Private placement restricted funds................         --    4,340,000
                                                        ----------- -----------
                                                        $11,546,000 $ 7,645,000
                                                        =========== ===========

  These funds are primarily invested in cash equivalents.

  The proceeds from the issuance of common stock during the year ended November 30, 1997 must be used to develop the company's facilities at Gateway and Memphis and to obtain additional sanctioned events.

  On January 23, 1998, Gateway International Motorsports Corporation signed a Reimbursement Agreement with First Tennessee Bank whereby the bank provided an irrevocable standby letter of credit to secure the debt reserve fund established pursuant to Gateway's agreement with SWIDA. In furtherance of the Reimbursement Agreement and concurrent therewith, the Company and each of its subsidiaries signed Guaranty Agreements, and Memphis International Motorsports Corporation signed a Trust Deed on its properties to secure repayment of the letter of credit.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

NOTE 4--PROPERTY AND EQUIPMENT:

  Property and equipment as of November 30, 1997 and 1996 consist of the following:

                                                     NOVEMBER 30,  NOVEMBER 30,
                                                         1996          1997
                                                     ------------  ------------
     Buildings...................................... $ 3,841,000   $14,996,000
     Safety systems and materials...................   4,041,000     6,834,000
     Land...........................................   2,827,000     3,273,000
     Vehicles and equipment.........................   1,585,000     2,514,000
     Facilities.....................................   5,855,000    16,489,000
     Office furniture and fixtures..................     882,000     1,779,000
     Equipment......................................     704,000     1,100,000
     Construction in process........................   6,142,000     2,475,000
     Other..........................................     781,000     1,160,000
                                                     -----------   -----------
                                                      26,658,000    50,620,000
     Less: accumulated depreciation.................  (4,379,000)   (5,834,000)
                                                     -----------   -----------
                                                     $22,279,000   $44,786,000
                                                     ===========   ===========

  The cost of fully depreciated property included above is $1,664,000 and $1,465,000 at November 30, 1997 and 1996, respectively.

  Construction in process relates to the redevelopment of Gateway
International Raceway and Memphis Motorsports Park.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

NOTE 5--NOTES AND LOANS PAYABLE:

  Notes and loans payable as of November 30, 1997 and 1996 are as follows:

                                                        NOVEMBER     NOVEMBER
                                                        30, 1996     30, 1997
                                                       -----------  -----------
SWIDA loan for Gateway redevelopment, net of $40,000
 original issue discount (see below).................  $21,460,000  $21,460,000
First trust deed on Long Beach office note payable to
 bank; bearing interest at a variable rate of prime
 plus 2% per annum (10.50% at November 30, 1997);
 payable in monthly installments of principal and
 interest of $7,000 through May 2002; final payment
 of principal and interest totaling $730,000 due June
 2002................................................      775,000      771,000
Second trust deed on Long Beach office note payable
 to bank; bearing interest at 7.519% per annum;
 payable in monthly installments of principal and
 interest of $6,000 through December 2012............      673,000      651,000
Other................................................       97,000    1,039,000
                                                       -----------  -----------
                                                        23,005,000   23,921,000
Less: current portion................................      (73,000)    (228,000)
                                                       -----------  -----------
                                                       $22,932,000  $23,693,000
                                                       ===========  ===========

  The Company entered into an agreement with Southwestern Illinois Development Authority ("SWIDA") to receive the proceeds from a Municipal Bond Offering (the "SWIDA loan") which issued "Taxable Sports

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

Facility Revenue Bonds, Series 1996 (Gateway International Motorsports Corporation Project)" municipal bonds in the aggregate principal amount of $21,500,000. The offering of the bonds closed on June 21, 1996. The repayment terms and debt service reserve requirements of the bonds issued in the Municipal Bond Offering correspond to the terms of the SWIDA loan. SWIDA loaned all of the proceeds from the Municipal Bond Offering to the Company for the purpose of the redevelopment, construction and expansion of Gateway International Raceway, and the proceeds of the SWIDA loan are irrevocably committed to complete all planned construction of Gateway International Raceway, to fund interest, to create a debt service reserve fund and to pay for the cost of issuance of the bonds. The SWIDA loan is secured by a first mortgage lien on all the real property owned and a security interest in all property leased by the Company at Gateway International Raceway. The SWIDA loan bears interest at varying rates ranging from 8.35% to 9.25% with an effective rate of approximately 9.1%. The structure of the bonds permits amortization from February 1997 through February 2017 with debt service beginning in 2000 following interest only payments from February 1997 through August 1999. In addition, a portion of the property taxes to be paid by the Company (if any) to the City of Madison Tax Incremental Fund have been pledged to the annual retirement of debt.

  Aggregate annual maturities of long term debt are as follows:

           YEARS ENDING
           NOVEMBER 30,
           ------------
            1998................................ $   228,000
            1999................................     130,000
            2000................................     749,000
            2001................................     695,000
            2002................................   1,440,000
           Thereafter...........................  20,679,000
                                                 -----------
                                                 $23,921,000
                                                 ===========

  The carrying values of long term debt approximate their fair value.

NOTE 6--EQUITY:

  In May 1996, the Company effected a recapitalization pursuant to which the Company (i) increased its authorized shares of Common stock to 20,000,000 shares, (ii) effected a 1:35.57013 stock split and (iii) authorized 10,000,000 shares of Preferred stock. Share and per share information presented in these financial statements reflect this recapitalization.

  In April and May 1996, the Company conducted a private placement of 312,500 shares of its Series A Convertible Preferred stock for $2,500,000. The private placement closed concurrently with the closing of the SWIDA loan to the Company. Effective June 25, 1996, the Series A Convertible Preferred stock automatically converted into Common stock at $8.00 per share. Additionally, the placement agent for the Series A Convertible Preferred stock offering received warrants to purchase 31,250 shares of Common stock at $10.00 per share. The net proceeds from the private placement of approximately $2,330,000 were used by the Company to establish a portion of the debt service reserve fund required for the SWIDA loan.

  The Company received net proceeds of $11,934,000 from the sale of 1,350,000 shares of Common stock offered at the initial public offering price of $10.00 per share (aggregate gross proceeds of $13,500,000), with the deduction of offering expenses and underwriting discounts ($1,566,000). The Company applied approximately $2,500,000 of the net proceeds to fund the acquisition of Memphis Motorsports Park with the remainder being used for the redevelopment at Gateway, the improvements at Memphis and general corporate purposes.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

  The Company received $7,615,000, net of issuance costs of $159,000, from a private placement sale of 630,000 shares of Common stock during the year ended November 30, 1997. The proceeds from the issuance of this stock must be used to develop the company's facilities at Gateway and Memphis and to obtain additional sanctioned events

NOTE 7--MANDATORILY REDEEMABLE PREFERRED STOCK:

  On June 28, 1996, the Company issued 250,000 shares of Series B Convertible Preferred stock which was mandatorily redeemable (the number of shares of Series B Convertible Preferred stock was based upon the initial public offering price of the common stock) for the acquisition of Memphis Motorsports Park. The stock was issued with a cumulative 4.185% dividend rate payable quarterly. The preferred stock was converted to common stock in October 1997 on a one for one basis. Dividends paid while these shares were outstanding totaled $88,000 and $44,000 for the year ended November 30, 1997 and the five month period ended November 30, 1996, respectively.

NOTE 8--STOCK REPURCHASE AND STOCK OPTION PLAN:

  All options under the Company's 1990 Stock Option Plan were exercised and resulted in the Company receiving notes from employees, officers and board members with the stock received upon exercise of the options being pledged as collateral for these notes. The notes bear interest at 6.5% with interest only payable annually through December 1997.

  The Company granted options to purchase 602,451 shares of Common stock pursuant to the Company's 1993 Stock Option Plan (the Plan) at an exercise price of $1.09 per share (estimated fair market value at date of grant) to certain key employees, officers and members of the Board of Directors. The options granted under the Plan vest over a five year period and must be exercised by December 13, 2003. As of November 30, 1997 approximately 257,270 shares have vested and are exercisable. An additional 127,723 options that were vested were exercised during the year ended November 30, 1997. An additional 12,691 non-vested options were forfeited in 1997 upon the resignation of an employee.

  In May 1996, the 1996 Employee and Director Stock Incentive Plan (the 1996
Plan) was approved with all directors and year-round salaried employees of the Company eligible to participate. Pursuant to the 1996 Plan, the Stock Option Committee (the Committee) may grant, without limitation, any of the following awards to employees or directors: shares of common stock or any option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to an equity security, or similar securities with a value derived from the value of an equity security (an "Award"). Awards are not restricted to any specified form or structure and may include, without limitation, sales or bonuses of stock, restricted stock, stock options, stock purchase warrants, other rights to acquire stock, securities convertible into or redeemable for stock, stock appreciation rights, limited stock appreciation rights, phantom stock, dividend equivalents, performance units or performance shares. An Award may consist of one such security or benefit, or two or more of them in tandem or in the alternative. The Committee, in its sole discretion, determines all of the terms and conditions of each Award granted under the 1996 Plan. An aggregate of 400,000 shares of Common stock have been reserved for issuance in connection with Awards made to employees and directors under the 1996 Plan. No stock options have been granted under the 1996 Plan which terminates in May 2006. The Board of Directors of the Company may amend or terminate the 1996 Plan at any time and in any manner; provided, however, that no such amendment or termination may terminate or modify any Award previously granted under the 1996 Plan without the consent of the recipient of the Award.

  The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its fixed stock option plans. Accordingly, no compensation cost has been recognized. In fiscal year 1996 the Company adopted the disclosure method as permitted under SFAS No. 123, "Accounting for Stock-Based Compensation. The adoption of SFAS 123 has had no impact on the Company as there have been no options granted subsequent to June 30, 1995.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

NOTE 9--INCOME TAXES:

  The provisions (benefit) for income taxes for the years ended November 30, 1997 and June 30, 1996 and the five month transition period ended November 30, 1996 are as follows:

                               YEAR ENDED   FIVE MONTHS ENDED    YEAR ENDED
                              JUNE 30, 1996 NOVEMBER 30, 1996 NOVEMBER 30, 1997
                              ------------- ----------------- -----------------
     Taxes currently payable
      (receivable):
       Federal...............    744,000        $ (22,000)       $  512,000
       State.................    213,000           11,000           121,000
                                --------        ---------        ----------
                                 957,000          (11,000)          633,000
     Taxes applicable to
      temporary differences..     (2,000)        (786,000)          640,000
                                --------        ---------        ----------
     Provision (benefit) for
      income taxes...........   $955,000        $(797,000)       $1,273,000
                                ========        =========        ==========

  The provisions (benefit) for income taxes for the year ended November 30, 1997, the five month transition period ended November 30, 1996 and the year ended June 30, 1996 result in effective tax rates of 42%, 37% and 42%, respectively.

                                YEAR ENDED   FIVE MONTHS ENDED     YEAR ENDED
                               JUNE 30, 1996  NOVEMBER 30, 1996 NOVEMBER 30, 1997
                               ------------- ------------------ -----------------
     Federal income tax rate.        34%            (34)%               34%
     State income tax, net of
      federal
      tax effect.............         6%             (4)%                6%
     Effect of permanent dis-
      allowable
      deductions.............         2%               1%                2%
                                    ---             ----               ---
     Effective tax rate......        42%             (37)%              42%
                                    ===             ====               ===

  Temporary differences which give rise to a significant portion of deferred taxes as of November 30, 1997 and 1996 are:

                                                          NOVEMBER 30,
                                                     -------------------------
                                                        1996          1997
                                                     -----------   -----------
Deferred tax assets:
  Net operating losses.............................. $   793,000   $ 1,391,000
  Reserves and other................................     118,000       207,000
  Depreciation on property..........................     152,000           --
                                                     -----------   -----------
                                                       1,063,000     1,598,000
                                                     -----------   -----------
Deferred tax liabilities:
  Reserves and other................................     (51,000)      (50,000)
  Depreciation and deferred gain on property........  (1,080,000)   (2,256,000)
                                                     -----------   -----------
                                                      (1,131,000)   (2,306,000)
                                                     -----------   -----------
Net deferred tax liability.......................... $   (68,000)  $  (708,000)
                                                     ===========   ===========

NOTE 10--COMMITMENTS AND CONTINGENCIES:

  The Company leases certain property at Gateway with leases expiring at various dates through 2070, subject to annual adjustments based on increases in the consumer price index. Total rental payments charged to operations amounted to $162,000 for the year ended November 30, 1997, $50,000 for the five month transition

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

period ended November 30, 1996 and $84,000 for the year ended June 30, 1996. In addition, one lease contains a commitment of the Company to pay additional payments aggregating $120,000 payable in $35,000 installments due June 1, 1996, 1997 and 1998 and $15,000 due June 1, 1999 for the option to purchase the property in 2015. If the Company does not exercise its purchase option, these payments will be applied toward reducing the Company's rent payments after 2015 at the rate of $1,000 per month.

  The Company leases office space under a non-cancelable operating lease through December 1999 for its box office operations. The rental payment is subject to annual adjustments based on changes in the Los Angeles consumer price index or five percent (5%), whichever is greater. Total rental payments charged to operations amounted to $10,000 for the year ended November 30, 1997, $4,000 for the five month transition period ended November 30, 1996 and $9,000 for the year ended June 30, 1996.

  The minimum lease payments due under the aforementioned leases are as follows:

       1998........................................................... $ 294,000
       1999...........................................................   273,000
       2000...........................................................   251,000
       2001...........................................................   235,000
       2002...........................................................   209,000
       Thereafter..................................................... 4,738,000

   The Company has entered into several sanctioning agreements to conduct various race competitions in Long Beach, at Gateway and at Memphis. These contracts expire between 1997 and 2000 with certain options to extend thereafter.

  In connection with the major events, fixed commitments related to various contracts in place, including sanctioning fees and municipal facilities and services among others, require the following minimum payments as of November 30, 1997:

       1998.......................................................... $6,956,000
       1999..........................................................  2,352,000
       2000..........................................................  2,123,000
       2001..........................................................     60,000
       2002..........................................................     60,000
       Thereafter....................................................    480,000

  In addition to these fixed commitments, certain of the agreements call for additional payments based upon the profitability (as defined) of the events.

  In May 1996, the Company entered into employment agreements for two key executive officers. The agreements called for an annual minimum base salary of $400,000 and expire in May 2001. Annual increases in base salary are based on increases in the consumer price index. Future minimum payments required under the employment agreements as of November 30, 1997 are as follows:

       1998............................................................ $411,000
       1999............................................................  412,000
       2000............................................................  412,000
       2001............................................................  188,000

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

NOTE 11--RELATED PARTIES:

  During the years ended November 30, 1997 and June 30, 1996, the Company purchased merchandise for resale from a company owned by a director valued at approximately $38,000 and $12,000 respectively. There were no such purchases during the five month period ended November 30, 1996.

  During the years ended November 30, 1997 and June 30, 1996 the Company purchased merchandise for resale from a company owned by the daughter and son-in-law of a director valued at approximately $176,000 and $5,000 respectively. There were no such purchases during the five month transition period ended November 30, 1996, however, deposits of $23,000 were made toward purchases of merchandise to be delivered in the fiscal year ending November 30, 1997. In addition, during the year ended November 30, 1997, the Company purchased manufacturing equipment from the same company in the amount of $134,000.

  Included in accounts receivable as of November 30, 1997 and 1996 is $15,000 and $8,500, respectively, due from directors and officers and primarily represents interest due on the shareholders' notes.

NOTE 12--BENEFIT PLANS

  On November 1, 1995, the Company adopted a 401(k) profit sharing plan (the "Plan") pursuant to which employees who have completed at least one year of service with the Company and meet certain other eligibility requirements, may contribute, on a pre-tax basis, a percentage of the employee's total annual income from the Company subject to certain Internal Revenue Code limitations. The Company may make matching contributions to the 401(k) Plan at its discretion. Contributions made by the Company to the Plan were $25,000 for the year ended November 30, 1997, $12,000 for the five month transition period ended November 30, 1996 and $23,000 for the year ended June 30, 1996.

  Since 1990, the Company has had in effect a three tier bonus plan for eligible employees (the "Bonus Plan") which is geared toward sharing the risk and reward achieved by the Company, as well as compensating personal initiative. In the first tier of the Bonus Plan, a bonus is paid based on the Company's marketing department having surpassed its projected earnings for the Grand Prix event. The second tier of the Bonus Plan offers incentives to employees for bringing new business into the Company unrelated to the Grand Prix of Long Beach. The third tier of the Bonus Plan is based on the general profitability of the Company overall. For the year ended June 30, 1996 $422,000 was distributed pursuant to the Company's Bonus Plan. There were no distributions under the Bonus Plan for the five month transition period ended November 30, 1996 or for the year ended November 30, 1997. The Bonus Plan may be terminated or modified at any time at the sole discretion of the Company.

  Certain Grand Prix employees are covered by union sponsored collectively bargained multi-employer pension plans. The Company contributed approximately $49,000, $5,000 and $50,000 for such plans in the year ended November 30, 1997, the five month transition period ended November 30, 1996, and the year ended June 30, 1996, respectively. Information from the plans' administrators is not sufficient to permit the Company to determine its share of unfunded vested benefits, if any.