Form 10QSB
period 1998-02-28
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1998-04-15
CIK 1014957

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB


                                  (Mark One)

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28,1998

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

As of April 9, 1998, there were 4,665,236 shares of the Registrant's Common stock outstanding.

Transitional small business disclosure format  (check one) Yes     No  X
                                                              ---     ---

This report contains 15 pages.  There is 1 exhibit to this report.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                                  FORM 10-QSB

                                     INDEX

PART I.  FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets  February 28, 1998 (unaudited) and
November 30, 1997                                                              3

Condensed Consolidated Statements of Operations (unaudited) - Three months
ended February 28, 1998 and February 28, 1997                                  5

Condensed Consolidated Statements of Cash Flows (unaudited) - Three months
ended February 28, 1998 and February 28, 1997                                  6

Notes to Condensed Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis                                  8


PART II.  OTHER INFORMATION


Item 5.  Other Information                                                    11

Item 6.  Exhibits and Reports on Form 8-K                                     14

SIGNATURES                                                                    15


PART I.  FINANCIAL INFORMATION


ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                               November 30, 1997      February 28, 1998
                                               -----------------      -----------------
                                                                      (unaudited)

                      ASSETS
CURRENT ASSETS
  Cash and cash equivalents                    $ 1,520                $ 5,594
  Accounts receivable                              712                  1,726
  Prepaid expenses and other current assets        587                    541
  Inventories                                      326                    366
  Income taxes receivable                          966                  2,064
  Deferred major event expenses                      -                  1,098
  Deferred income tax asset                        207                    207
                                               -------                -------
     Total current assets                        4,318                 11,596


Property and equipment, net                     44,786                 45,251
Restricted cash                                  7,645                  3,757
Other assets                                     1,407                  1,512
                                               -------                -------
     Total assets                              $58,156                $62,116
                                               =======                =======






The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                 November 30, 1997    February 28, 1998
                                                 -----------------    -----------------
                                                                         (unaudited)
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable, current                              $   228            $   194
  Accounts payable                                        870                712
  Accrued interest                                        593                109
  Other accrued liabilities                               104                 60
  Deferred revenues                                     1,511              7,482
                                                      -------            -------
     Total current liabilities                          3,306              8,557

Notes and bonds payable, long term                     23,693             23,666
Deferred income tax liability                             915                915
Other long term liabilities                               200                200
                                                      -------            -------

     Total liabilities                                 28,114             33,338
                                                      -------            -------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred stock, no par value
     10,000,000 shares authorized                           -                  -
  Common stock, no par value
     20,000,000 shares authorized
     4,665,000 and 4,648,000 shares issued and
     outstanding as of February 28, 1998 and
     November 30, 1997, respectively                   26,536             26,644
  Retained earnings                                     3,864              2,492
  Shareholders' notes                                    (358)              (358)
                                                      -------            -------
     Total shareholders' equity                        30,042             28,778
                                                      -------            -------

     Total liabilities and shareholders' equity       $58,156            $62,116
                                                      =======            =======


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         Three months ended
                                                  February 28,        February 28,
                                                      1997                1998
                                                  ------------        ------------
Revenues:
 Major event revenues
    Admissions                                    $          -        $          -
    Sponsorships                                             -                   -
    Ancillary                                                -                   -
                                                  ------------        ------------

      Total major event revenues                             -                   -
 Other operating revenues                                  403                 433
                                                  ------------        ------------
      Total revenues                                       403                 433
                                                  ------------        ------------

Expenses:
 Major event expenses                                        -                   -
 Other operating expenses                                  223                 604
 General and administrative                              1,212               1,272
 Depreciation                                              309                 426
                                                  ------------        ------------
    Total expenses                                       1,744               2,302
                                                  ------------        ------------

Loss from operations                                    (1,341)             (1,869)
                                                  ------------        ------------

Interest income                                            246                 110
Interest (expense)                                        (241)               (607)
Other, net                                                 125                   -
                                                  ------------        ------------
    Total other income (expense)                           130                (497)
                                                  ------------        ------------

Loss before benefit for income taxes                    (1,211)             (2,366)

Benefit for income taxes                                   447                 994
                                                  ------------        ------------
Net loss                                                  (764)             (1,372)

Dividends on Series B mandatorily redeemable
 Convertible Preferred stock                               (26)                  -
                                                  ------------        ------------
Net loss applicable to common stock               $       (790)       $     (1,372)
                                                  ============        ============

Basic and diluted loss per share                  $      (0.22)       $      (0.29)
                                                  ============        ============

Weighted average number of common and common
 equivalent shares outstanding                       3,640,565           4,658,901
                                                  ============        ============



The accompanying notes are an integral part of these condensed consolidated financial statements.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Dollars in thousands)

                                  (unaudited)

                                                                Three months ended
                                                          February 28,     February 28,
                                                              1997            1998
                                                          ------------     ------------
Cash flows from operating activities                      $        246     $      8,806
                                                          ------------     ------------
Cash flows from investing activities                              (241)          (4,779)
                                                          ------------     ------------
Cash flows from financing activities                               (70)              47
                                                          ------------     ------------
Net increase (decrease) in cash                                    (65)           4,074

Cash and cash equivalents at beginning of period                 1,350            1,520
                                                          ------------     ------------
Cash and cash equivalents at end of period                $      1,285       $    5,594
                                                          ============     ============













The accompanying notes are an integral part of these condensed consolidated financial statements.

                   GRAND PRIX ASSOCIATION OF LONG BEACH, INC.


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 28, 1998



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

The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company's financial statements filed as part of the Company's November 30, 1997 Form 10-KSB. This quarterly report should be read in conjunction with such annual report.

2. The Company's Series B convertible Preferred stock was converted to an equal number of shares of the Company's common stock and registered with the Securities and Exchange Commission with an effective date of October 3, 1997.

3. Pursuant to an agreement dated August 8, 1997, the Company sold a total of 630,000 shares of common stock for $12.34 per share in a private placement. Uses of the proceeds from that sale were restricted to further develop the facilities at Gateway and Memphis. In March 1998, those shares were purchased by Dover Downs Entertainment, Inc. (Dover) and the restriction on the use of the proceeds was removed.

4. In March 1998, the Company entered into a merger agreement with Dover whereby, if consummated, the Company would become a wholly owned subsidiary of Dover. See "Part II. Other Information" for a discussion of the transaction.

5. The Company has adopted SFAS No. 128, "Earnings Per Share", effective beginning December 31, 1997. Under SFAS No. 128, primary EPS is replaced by "Basic" EPS, which excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. "Diluted" EPS, which is computed similarly to fully diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. When dilutive, stock options are included as share equivalents in computing diluted earnings per share using the treasury stock method. The weighted average number of shares used in computing basic earnings per share was 4,658,901 for the three months ended February 28, 1998 and 3,640,565 for the three months ended February 28, 1997. Options of 418,347 shares for the period ending February 28, 1998 and 602,443 shares for the period ending February 28, 1997 and Warrants to purchase 31,250 shares at $10.00 per share are not included in the calculation of Diluted EPS, because they are antidilutive. There was no change in the basic and dilutive income per share for the quarter ended February 28, 1997 due to adoption of SFAS No. 128.

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

Risks and uncertainties exist which could affect the Company's actual results. These include the affect of the proposed merger; weather; construction delays; the Company's ability to obtain and keep major event sanctioning agreements and sponsors; competition; dependence upon key personnel; the Company's ability to meet loan obligations; the Company's ability to manage its growth and make advantageous acquisitions; government regulation; and seasonality; as well as other risks and uncertainties discussed from time to time in the Company's filings with the SEC. You should consult the risk factors listed from time to time in the Company's reports on Forms 10-QSB, 10-KSB, and the annual reports to shareholders.


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

The Company recently completed a new 0.25-mile dirt oval at Memphis. Construction of a new 0.75 mile paved oval at Memphis is currently in progress. The Company anticipates total expenditures for this project will be approximately $3,100,000. In addition the Company is in the process of completing approximately $3,000,000 worth of improvements to its Gateway facility. Such improvements include additional grandstand seating capacity at both the oval and drag strip, additional concession and restroom facilities, additional land for parking and improved ingress/egress capabilities. The Company anticipates funding the additional costs of these capital improvements through cash reserves, cash generated by operations and by financing certain asset acquisitions.


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

Expenses: Major event expenses principally include sanction fees, temporary-circuit construction costs, operational direct expenses, marketing, advertising and public relations, costs of merchandise sales, ticket sales expenses and city service fees. Sanction agreements require race promoters to pay fees, including prize money, and provide services to the relevant sanctioning body during the event. Other operating expenses include expenses directly related to public relations consulting services, structures and equipment rental services, broadcast services and the direct expenses of operating Gateway and Memphis for activities other than major events.


THREE MONTHS ENDED FEBRUARY 28, 1998 COMPARED TO THREE MONTHS ENDED FEBRUARY 28, 1997

Major Event Revenues and Expenses: There were no major events in either period.

Other Operating Revenues and Expenses: Other operating revenues and expenses increased $30,000 and $381,000 respectively, compared to the three months ended

February 28, 1997. The increase in other operating expenses was primarily due to the impact of Gateway being operational for the three months ended February 28, 1998, while for the corresponding period in 1997 the facility was in a redevelopment phase.

General and Administrative Expenses: General and administrative expenses
increased $60,000 compared to the three months ended February 28, 1997.   This
was related to normal operating activities.

Depreciation: Depreciation expense increased $117,000 compared to the three months ended February 28, 1997. This was primarily due to the completion of the first phase of the redevelopment project at Gateway in time for the Motorola 300 race in May 1997. Accordingly, depreciation expense on these assets was recognized for the first time beginning in June 1997.

Interest Income: Interest income decreased $136,000 compared to the three months ended February 28, 1997. This was primarily due to the decrease in cash on hand as a result of the construction and redevelopment activities at Gateway and Memphis.

Interest Expense: Interest expense increased $366,000 compared to the three months ended February 28, 1997. This was primarily due to the interest on the SWIDA Loan being expensed in the three months ended February 28, 1998 following substantial completion of the redevelopment project at Gateway as compared to being capitalized in the three months ended February 28, 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company relied on cash on hand and cash generated by advance receipts related to major events for working capital during the three months ended February 28, 1998. In addition, the proceeds of the sale of 630,000 shares of stock in September 1997 were used to fund improvements at Gateway and construction activity at Memphis. The Company anticipates funding the costs of additional capital improvements and working capital needs principally through cash generated from operations and bank financing.

In January 1998, the Company arranged a standby letter of credit to serve as substitute collateral for its debt service fund obligation in connection with the SWIDA Loan. As a result approximately $2,500,000 in restricted cash was made available for general corporate purposes. Substantially all of the property at the Memphis facility was pledged as security for the letter of credit.

The Company's cash and cash equivalents as of February 28, 1998 are $5,594,000, a net increase of $4,074,000 from November 30, 1997. The increase in cash is primarily the result of advance receipts related to major events combined with the reclassification of cash connected with the letter of credit as discussed above.

Restricted cash pursuant to the terms of the SWIDA Loan as of February 28, 1998 was $293,000. Restricted cash as of February 28, 1998 related to the sale of 630,000 shares of stock was $3,464,000. Effective in March 1998, such cash will no longer be restricted as the shares were sold and the restrictions were removed. Cash used by the Company from restricted and non-restricted cash in capital improvements totaled $891,000 for the three months ended February 28, 1998, primarily for improvements at Gateway and construction activity at Memphis.

The Company's bank borrowings consist of short and long term obligations incurred in connection with specific capital improvements and expenditures.
Long term debt includes first and second trust deed notes, which together had an outstanding principal balance of approximately $XXXX on February 28, 1998 and the SWIDA Loan with a balance of $21,460,000.


OUTLOOK FOR THE REMAINDER OF 1998

The Company's major events commence in April 1998 and continue through October 1998. In addition, the weekly racing activity, track rentals, and special events will begin at both Gateway and Memphis during the second quarter and will continue into the fourth quarter. Accordingly there will be significant increases in revenues and expenses reflected in the remaining periods of 1998.

The Company expects construction activity at Memphis will continue through at least the second quarter of 1998. The inaugural event at the new 0.75 mile oval, the combined ARCA/USAC "Delta Thunder", is scheduled for June 6-7, 1998. There will be some continuation of construction activity at Memphis beyond the inaugural event as the facility is readied for its NASCAR debut in September 1998, the NASCAR Craftsman Truck Series race.

The Company's capital requirements will depend on numerous factors, including the rate at which the Company completes the development and improvements at Gateway and Memphis, and acquires other motorsports facilities. In addition, the Company will have various ongoing needs for capital, including: (i) working capital for operations; (ii) routine capital expenditures to maintain and expand its Long Beach temporary circuit and permanent facilities; and (iii) funds required to service corporate obligations, including the $21,500,000 obligation under the SWIDA Loan.

Due to the seasonality of racing events, the Company generates the majority of its revenues in the months of April through October. Therefore, the results of operations for the Company's first quarter cannot be expected to be indicative of annual results.


PART II.  OTHER INFORMATION

ITEM 5.   OTHER INFORMATION

Dover Downs Entertainment, Inc. ("Dover"), FOG Acquisition Corporation, a wholly-owned newly formed subsidiary of Dover ("Acquisition Sub") and Grand Prix Association of Long Beach, Inc. ("Grand Prix") entered into an Agreement and Plan of Merger, dated as of March 26, 1998 (the "Agreement"), pursuant to which at the Effective Time under and as defined in the Agreement, Grand Prix shall be merged with Acquisition Sub (the "Merger"). As a result, Grand Prix shall become a wholly-owned subsidiary of Dover.

The Merger contemplates that each shareholder of Grand Prix will receive .63 shares of common stock, par value $.10 per share, of Dover (the "Dover Common Stock") for each share of common stock, no par value, of Grand Prix (the "Grand Prix Common Stock") owned by such shareholder immediately prior to the Effective Time, subject to certain adjustments if the fifteen consecutive business day average closing sales price of Dover Common Stock prior to the Effective Time is greater than $32.00 per share or less than $21.00 per share, provided that the exchange ratio shall not be greater than .6963 nor less than .5929.

Certain shareholders of Grand Prix, representing approximately 38 percent of the outstanding Grand Prix Common Stock on a fully diluted basis (which when combined with shares of Grand Prix Common Stock owned by Dover aggregate greater than 50% of the fully diluted shares of Grand Prix Common Stock), have entered into support agreements with Dover pursuant to which they have granted to Dover a proxy to vote their shares in favor of the Merger, in favor of the election of up to three nominees of Dover to the Board of Directors of Grand Prix and against certain matters. In addition, such shareholders have granted an option to Dover to purchase their shares of Grand Prix Common Stock upon termination of the Agreement under certain circumstances specified in the support agreements. Certain holders of the capital stock of Dover, representing more than a majority of its voting power, have similarly granted Grand Prix a proxy to vote their shares of Dover Common Stock in favor of the Merger, in favor of the election of Christopher R. Pook, the Chairman and Chief Executive Officer of Grand Prix, as a director of Dover and against certain matters.

The Merger has been approved by the Board of Directors of both Dover and Grand Prix, and is expected to be consummated in June 1998. It is subject to approval of the shareholders of Grand Prix, the approval by the stockholders of Dover, expiration of the Hart-Scott-Rodino waiting period and certain other customary conditions.

Pursuant to the Agreement, Grand Prix makes certain customary representations and warranties to Dover and Dover makes certain customary representations and warranties to Grand Prix. The representations and warranties will not survive the Effective Time of the Merger.

The Agreement provides that the obligations of Dover to close the Merger are conditioned upon, among other things: (i) the accuracy of the representations and warranties made by Grand Prix at the Effective Time and compliance with covenants made by Grand Prix prior to the Effective Time, subject to certain threshold levels with respect to materiality; (ii) the absence of any material adverse change in the financial condition or operations of Grand Prix prior to the Effective Time; (iii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"); and (iv) the absence of any injunction which prevents the consummation of the Merger.

The Agreement provides that the obligations of Grand Prix to close the Merger are conditioned upon, among other things: (i) the accuracy of the representations and warranties made by Dover at the Effective Time and compliance with covenants made by Dover prior to the Effective Time, subject to certain threshold levels with respect to materiality; (ii) the absence of any material adverse change in the financial condition or operations of Dover prior to the Effective Time; (iii) the expiration or termination of any applicable waiting period under the HSR Act; and (iv) the absence of any injunction which prevents the consummation of the Merger.

The Agreement provides that Dover will increase its Board of Directors to ten
(10) members and that Dover will use its best efforts to nominate Christopher R. Pook for election as a Class I Director of Dover for the remainder of a three year term, all subject to the approval of Dover's stockholders. If Mr. Pook is employed at the end of such three year term, Dover has agreed to use its best efforts to nominate Mr. Pook for re-election as a director for an additional three year term, subject to the approval of Dover's stockholders.

Christopher R. Pook and James P. Michaelian (the Chief Operating Officer of Grand Prix) each entered into five year employment agreements, dated March 26, 1998, with Dover (the "Pook Agreement" and the "Michaelian Agreement," respectively, and collectively the "Employment Agreements") effective as of the Effective Time. The Pook Agreement provides that Mr. Pook will be employed as Chairman and Chief Executive Officer of Grand Prix and the Michaelian Agreement provides that Mr. Michaelian will be employed as the Chief Operating Officer for Grand Prix. The Employment Agreements include covenants not to compete and restrictions on the amount of Dover Common Stock Messrs. Pook and Michaelian may sell in any calendar year.

Prior to the execution of the Agreement, Dover entered into stock purchase agreements with Penske Motorsports, Inc. ("PMI") and Midwest Facility Investments, Inc. ("MFI") pursuant to which, on March 26, 1998, Dover acquired 680,000 shares of Grand Prix Common Stock (the "Acquired Shares") at $15.50 per share in cash (340,000 from PMI and 340,000 from MFI). The 680,000 shares of Grand Prix Common Stock were purchased for approximately $10,540,000. In connection with such purchases, Christopher R. Pook and James P. Michaelian, as representatives of the shareholders of Grand Prix who are parties to that certain right of first refusal agreement, dated August 8, 1997 (the "ROFR Agreement"), consented to such purchases by Dover. As a condition to such consents, PMI and MFI agreed that upon the sale of such shares the ROFR Agreement shall terminate and that the transaction with Dover shall not be an event terminating the standstill provisions of those certain stock purchase agreements with PMI and MFI, respectively, dated August 8, 1997. Effective upon the acquisition of the Acquired Shares by Dover, H. Lee Combs and Gregory Penske, members of the Board of Directors of Grand Prix nominated by MFI and PMI, respectively, resigned as directors of Grand Prix.

The Agreement provides that Grand Prix shall take all corporate action necessary to appoint three nominees of Dover to the Board of Directors of Grand Prix and to nominate three nominees of Dover to the Board of Directors of Grand Prix for the period commencing upon the execution of the Agreement and terminating upon the earlier of one year after the date of the Agreement or the date upon which Dover ceases to beneficially own at least eighty percent of the Acquired Shares.

Each party will pay its own costs and expenses incurred relative to the Agreement. The Agreement includes a termination fee of $3,000,000 payable to Dover upon the consummation of an alternative proposal or offer to purchase all or any significant portion of the assets or equity securities of Grand Prix ("Alternative Proposal") within 12 months after the termination of the Agreement due to (i) the failure of the shareholders to approve the Merger; (ii) the withdrawal or modification of the approval or recommendation of the Merger by the Board of Directors of Grand Prix; (iii) the recommendation of an Alternative Proposal by the Board of Directors of Grand Prix; or (iv) the exercise by the Board of Directors of Grand Prix of its fiduciary obligation if Grand Prix receives an Alternative Proposal which the Board of Directors of Grand Prix believes is superior from a financial point of view to the Merger and is reasonably likely to be consummated.

A Registration Rights Agreement, dated March 26, 1998 (the "Registration Agreement"), has also been entered into between Dover and Grand Prix. The Registration Agreement provides that Dover shall have certain rights (the "Registration Rights") to cause the Acquired Shares or any additional shares of Grand Prix Common Stock acquired by Dover, to be registered under the Securities Act of 1933, as amended (the "Securities Act"), for the three year period after the date of such agreement. Not later than sixty days after termination of the Agreement pursuant to certain specified provisions, Dover has the right, subject to certain limitations to cause Grand Prix to file a shelf registration statement under the Securities Act registering such securities for up to three
(3) years. Grand Prix has the right to prohibit sales pursuant to such shelf registration in certain circumstances. Pursuant to the Registration Agreement, Dover also has the right, subject to certain limitations, to cause registrable securities to be included in any registration statement under the Securities Act filed by Grand Prix, other than a Registration Statement on Form S-4 or S-8.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule (filed with this Form 10-QSB)

(b)  Form 8-K filed on April 9, 1998 reporting the Agreement with Dover.

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



                         Dated:  April 15, 1998