Form 10QSB/A
period 1998-02-28
GRAND PRIX ASSOCIATION OF LONG BEACH INC
filed 1998-04-16
CIK 1014957

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                              AMENDMENT NO. 1 TO
                                  FORM 10-QSB


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

The Company's bank borrowings consist of short and long term obligations incurred in connection with specific capital improvements and expenditures.
Long term debt includes first and second trust deed notes, which together had an outstanding principal balance of approximately $2,400,000 on February 28, 1998 and the SWIDA Loan with a balance of $21,460,000.


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